Form 10-Q
period 2023-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2023-05-04
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, there were 58,793,188 shares of the registrant’s common stock, $0.001 par value, outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	March 31,	December 31,
	2023	2022*
ASSETS
Current assets:
Cash and cash equivalents	$816.2	$1,173.4
Accounts receivable, less allowance for credit losses of $28.7 at March 31, 2023 and $26.1 at December 31, 2022	1,800.3	1,565.7
Inventories	1,981.4	1,995.3
Prepaid expenses and other current assets	114.2	115.6
Income taxes receivable	—	36.6
Total current assets	4,712.1	4,886.6
Property, plant and equipment:
Land	263.3	262.7
Buildings	1,381.0	1,359.3
Machinery and equipment	2,507.9	2,446.9
Accumulated depreciation	(2,127.4)	(2,094.3)
Property, plant and equipment, net	2,024.8	1,974.6
Operating lease right-of-use assets	217.3	216.4
Goodwill	2,106.1	2,105.9
Intangible assets, net	1,008.0	1,019.6
Cash surrender value of life insurance policies, net	37.6	42.0
Other assets	97.3	84.8
Total assets	$10,203.2	$10,329.9

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$545.0	$412.4
Accrued expenses	113.7	118.8
Accrued compensation and retirement benefits	143.7	240.0
Accrued insurance costs	45.2	43.4
Current maturities of long-term debt and short-term borrowings	8.2	508.2
Current maturities of operating lease liabilities	53.2	52.5
Income taxes payable	66.4	—
Total current liabilities	975.4	1,375.3
Long-term debt	1,140.2	1,139.4
Operating lease liabilities	165.5	165.2
Long-term retirement benefits	29.6	26.1
Other long-term liabilities	61.9	51.4
Deferred income taxes	476.2	476.6
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value and 200,000 shares authorized
Issued and outstanding shares—58,840 at March 31, 2023 and 58,787 at December 31, 2022	0.1	0.1
Retained earnings	7,432.1	7,173.6
Accumulated other comprehensive loss	(86.5)	(86.3)
Total Reliance stockholders’ equity	7,345.7	7,087.4
Noncontrolling interests	8.7	8.5
Total equity	7,354.4	7,095.9
Total liabilities and equity	$10,203.2	$10,329.9

* Amounts derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended March 31,
	2023	2022
Net sales	$3,965.3	$4,485.8

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,739.3	3,098.7
Warehouse, delivery, selling, general and administrative (“SG&A”)	651.3	611.9
Depreciation and amortization	61.1	59.1
	3,451.7	3,769.7

Operating income	513.6	716.1

Other (income) expense:
Interest expense	10.9	15.6
Other (income) expense, net	(5.8)	3.3
Income before income taxes	508.5	697.2
Income tax provision	124.1	172.6
Net income	384.4	524.6
Less: net income attributable to noncontrolling interests	1.3	1.3
Net income attributable to Reliance	$383.1	$523.3

Earnings per share attributable to Reliance stockholders:
Basic	$6.51	$8.46
Diluted	$6.43	$8.33

Shares used in computing earnings per share:
Basic	58,832	61,833
Diluted	59,534	62,784

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended March 31,
	2023	2022
Net income	$384.4	$524.6
Other comprehensive income (loss):
Foreign currency translation gain	0.6	0.7
Postretirement benefit plan adjustments, net of tax	(0.8)	(0.1)
Total other comprehensive (loss) income	(0.2)	0.6
Comprehensive income	384.2	525.2
Less: comprehensive income attributable to noncontrolling interests	1.3	1.3
Comprehensive income attributable to Reliance	$382.9	$523.9

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Total equity, beginning balances	$7,095.9	$6,093.7

Common stock and additional paid-in capital:
Beginning balances	0.1	0.1
Stock-based compensation	13.5	11.8
Taxes paid related to net share settlement of restricted stock units	(37.2)	(17.1)
Repurchase of common shares	23.7	5.3
Ending balances	0.1	0.1

Retained earnings:
Beginning balances	7,173.6	6,155.3
Net income attributable to Reliance	383.1	523.3
Cash dividends and dividend equivalents	(62.0)	(56.7)
Repurchase of common shares	(62.6)	(22.4)
Ending balances	7,432.1	6,599.5

Accumulated other comprehensive loss:
Beginning balances	(86.3)	(68.9)
Other comprehensive (loss) income	(0.2)	0.6
Ending balances	(86.5)	(68.3)

Total Reliance stockholders' equity, ending balances	7,345.7	6,531.3

Noncontrolling interests:
Beginning balances	8.5	7.2
Comprehensive income	1.3	1.3
Dividends paid	(1.1)	(1.1)
Ending balances	8.7	7.4

Total equity, ending balances	$7,354.4	$6,538.7

Cash dividends declared per common share	$1.00	$0.875

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$384.4	$524.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	61.1	59.1
Stock-based compensation expense	13.5	11.8
Other	(0.1)	8.0
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(237.1)	(399.6)
Inventories	13.5	54.0
Prepaid expenses and other assets	50.0	19.5
Accounts payable and other liabilities	99.3	126.6
Net cash provided by operating activities	384.6	404.0

Investing activities:
Purchases of property, plant and equipment	(102.9)	(66.7)
Proceeds from sales of property, plant and equipment	8.3	8.2
Deferred compensation plan contributions, net	(7.4)	(7.5)
Other	(0.6)	2.7
Net cash used in investing activities	(102.6)	(63.3)

Financing activities:
Principal payment on long-term debt	(500.0)	—
Cash dividends and dividend equivalents	(62.0)	(56.7)
Share repurchases	(38.9)	(17.1)
Taxes paid related to net share settlement of restricted stock units	(37.2)	(17.1)
Other	(1.1)	(1.1)
Net cash used in financing activities	(639.2)	(92.0)
Effect of exchange rate changes on cash and cash equivalents	—	(1.2)
(Decrease) increase in cash and cash equivalents	(357.2)	247.5
Cash and cash equivalents at beginning of year	1,173.4	300.5
Cash and cash equivalents at end of the period	$816.2	$548.0

Supplemental cash flow information:
Interest paid during the period	$14.4	$9.6
Income taxes paid during the period, net	$21.2	$89.8

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Reliance Steel & Aluminum Co. and its subsidiaries (collectively “Reliance”, the “Company”, “we”, “our” or “us”). These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the consolidated financial statements reflect all material adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The ownership of the other interest holders of consolidated subsidiaries is reflected as noncontrolling interests. Investments in unconsolidated subsidiaries are recorded under the equity method of accounting. These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and accompanying notes included in Reliance’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Note 2. Revenues

The following table presents our net sales disaggregated by product and service:

	Three Months Ended March 31,
	2023	2022

	(in millions)
Carbon steel	$2,128.5	$2,547.5
Aluminum	670.2	692.8
Stainless steel	657.3	764.9
Alloy	191.4	183.7
Toll processing and logistics	155.4	135.1
Copper and brass	82.0	86.6
Other and eliminations	80.5	75.2
Total	$3,965.3	$4,485.8

Note 3. Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2023	$2,105.9
Effect of foreign currency translation	0.2
Balance at March 31, 2023	$2,106.1

We had no accumulated impairment losses related to goodwill at March 31, 2023 and December 31, 2022.

Note 4. Intangible Assets, net

Intangible assets, net consisted of the following:

		March 31, 2023		December 31, 2022
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization

		(in millions)
Intangible assets subject to amortization:
Customer lists/relationships	14.2	$713.8	$(490.5)	$713.6	$(479.3)
Backlog of orders	7.9	22.3	(3.8)	22.3	(3.1)
Other	9.2	9.9	(9.5)	9.9	(9.5)
		746.0	(503.8)	745.8	(491.9)
Intangible assets not subject to amortization:
Trade names		765.8	—	765.7	—
		$1,511.8	$(503.8)	$1,511.5	$(491.9)

Amortization expense for intangible assets was $11.8 million and $12.2 million for the first quarters of 2023 and 2022, respectively. Foreign currency translation gains related to intangible assets, net were $0.2 million and $0.4 million for the first quarters of 2023 and 2022, respectively.

The following is a summary of estimated future amortization expense:

(in millions)
2023 (remaining nine months)	$31.8
2024	40.1
2025	35.9
2026	26.4
2027	25.8
Thereafter	82.2
$242.2

Note 5. Debt

Debt consisted of the following:

	March 31,	December 31,
	2023	2022

	(in millions)
Unsecured revolving credit facility maturing September 3, 2025	$—	$—
Senior unsecured notes, interest payable semi-annually at 4.50%, effective rate of 4.63%, redeemed on January 15, 2023	—	500.0
Senior unsecured notes, interest payable semi-annually at 1.30%, effective rate of 1.53%, maturing August 15, 2025	400.0	400.0
Senior unsecured notes, interest payable semi-annually at 2.15%, effective rate of 2.27%, maturing August 15, 2030	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 6.85%, effective rate of 6.91%, maturing November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	9.6	9.6
Total	1,159.6	1,659.6
Less: unamortized discount and debt issuance costs	(11.2)	(12.0)
Less: amounts due within one year and short-term borrowings	(8.2)	(508.2)
Total long-term debt	$1,140.2	$1,139.4

The weighted average interest rate on the Company’s outstanding borrowings as of March 31, 2023 and December 31, 2022 was 2.89% and 3.37%, respectively.

Unsecured Credit Facility

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement that amended and restated our then-existing $1.5 billion unsecured revolving credit facility. On January 12, 2023, the agreement was further amended to change the reference rate from LIBOR to SOFR (as amended, the “Credit Agreement”). As of March 31, 2023, borrowings under the Credit Agreement were available at variable rates based on SOFR plus 1.10% or the bank prime rate and we currently pay a commitment fee at an annual rate of 0.175% on the unused portion of the revolving credit facility. The applicable margins over SOFR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

As of March 31, 2023 and December 31, 2022, we had no outstanding borrowings on the revolving credit facility. As of March 31, 2023 and December 31, 2022, we had $7.7 million of letters of credit outstanding under the revolving credit facility.

Senior Unsecured Notes

On January 15, 2023, we redeemed in full the $500.0 million aggregate outstanding principal amount of our 4.50% senior notes due April 15, 2023 using cash on hand.

Under the indentures for each series of our senior notes (the “indentures”), the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. If we experience a change in control accompanied by a downgrade in our credit rating, we will be required to make an offer to repurchase each series of the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest.

Other Notes, Revolving Credit and Letter of Credit/Letters of Guarantee Facilities

A revolving credit facility with a credit limit of $7.9 million is in place for an operation in Asia with an outstanding balance of $2.2 million as of March 31, 2023 and December 31, 2022.

Various industrial revenue bonds had combined outstanding balances of $7.4 million as of March 31, 2023 and December 31, 2022 and have maturities through 2027.

A standby letters of credit/letters of guarantee agreement with one of the lenders under our Credit Agreement provides letters of credit and/or letters of guarantee in an amount not to exceed $50.0 million in the aggregate. As of March 31, 2023, a total of $19.5 million of letters of credit/guarantee were outstanding under this facility.

Covenants

The Credit Agreement and the indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all financial maintenance covenants in our Credit Agreement at March 31, 2023.

Note 6.  Leases

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

The following is a summary of our lease cost:

	Three Months Ended March 31,
	2023	2022

	(in millions)
Operating lease cost	$23.6	$23.0

Supplemental cash flow and balance sheet information is presented below:

	Three Months Ended March 31,
	2023	2022

	(in millions)
Supplemental cash flow information:
Cash payments for operating leases	$23.5	$21.8
Right-of-use assets obtained in exchange for operating lease obligations	$15.6	$7.1

	March 31,	December 31,
	2023	2022
Other lease information:
Weighted average remaining lease term—operating leases	6.5 years	6.6 years
Weighted average discount rate—operating leases	3.9%	3.8%

Maturities of operating lease liabilities as of March 31, 2023 are as follows:

(in millions)
2023 (remaining nine months)	$46.3
2024	52.7
2025	39.9
2026	27.6
2027	19.6
Thereafter	68.5
Total operating lease payments	254.6
Less: imputed interest	(35.9)
Total operating lease liabilities	$218.7

Note 7.  Income Taxes

Our effective income tax rates for the first quarters of 2023 and 2022 were 24.4% and 24.8%, respectively. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes and higher foreign income tax rates, partially offset by the effects of company-owned life insurance policies.

Note 8. Equity

Dividends

On April 25, 2023, our Board of Directors declared the 2023 second quarter cash dividend of $1.00 per share of common stock, payable on June 9, 2023 to stockholders of record as of May 26, 2023.

During the first quarters of 2023 and 2022, we declared and paid quarterly dividends of $1.00 and $0.875 per share, or $59.0 million and $54.2 million in total, respectively. In addition, we paid $3.0 million and $2.5 million in dividend equivalents with respect to vested restricted stock units during the first quarters of 2023 and 2022, respectively.

Stock-Based Compensation

We make annual grants of long-term incentive awards to officers and key employees under our Second Amended and Restated 2015 Incentive Award Plan in the forms of service-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) that each have approximately 3-year vesting periods. The PSUs include the right to receive a maximum payout of two shares of our common stock based on performance goals tied to achieving a 3-year return on assets result and include service criteria. We also grant the non-management members of our Board of Directors fully vested stock awards under our Directors Equity Plan. The fair values of the RSUs, PSUs and stock awards are determined based on the closing stock price of our common stock on the grant date.

In the first quarters of 2023 and 2022, we made payments of $37.2 million and $17.1 million, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlement of vested restricted stock units.

The following is a summary of changes in our unvested RSUs and PSUs during the first quarter of 2023:

		Weighted
		Average
	RSU and PSU	Grant Date
	Aggregate Units	Fair Value
Unvested at January 1, 2023	582,012	$164.60
Granted(1)	193,812	247.90
Vested	(870)	152.93
Cancelled or forfeited	(2,002)	170.84
Unvested at March 31, 2023	772,952	$185.48
Shares reserved for future grants (all plans)	1,457,448
(1)	Comprised of 109,683 RSUs and 84,129 PSUs granted in February 2023. The service-based RSUs cliff vest on December 1, 2025 and the performance-based RSUs are subject to a 3-year performance period ending December 31, 2025.

As of March 31, 2023, there was $123.9 million of total unrecognized compensation cost related to unvested RSUs and PSUs in an aggregate amount of 772,952 units that are expected to be settled through the issuance of 993,124 shares of our common stock. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years.

Share Repurchases

Our share repurchase activity during the first quarters of 2023 and 2022 was as follows:

	2023			2022
		Average Cost			Average Cost
	Shares	Per Share	Amount	Shares	Per Share	Amount
			(in millions)			(in millions)
First quarter	160,224	$242.86	$38.9	113,529	$150.97	$17.1

On July 26, 2022, our Board of Directors amended our share repurchase program to increase the repurchase authorization to $1.0 billion. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares. As of March 31, 2023, we had remaining authorization under the program to repurchase $641.8 million of our common stock. We repurchase shares through open market purchases and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and
	Foreign Currency	Postretirement Benefit	Accumulated Other
	Translation	Plan Adjustments,	Comprehensive
	(Loss) Gain	Net of Tax	Loss
		(in millions)
Balance as of January 1, 2023	$(84.0)	$(2.3)	$(86.3)
Current-period change	0.6	(0.8)	(0.2)
Balance as of March 31, 2023	$(83.4)	$(3.1)	$(86.5)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit plan adjustments are amortized over service periods and reflected in the amortization of net loss component of our net periodic benefit cost or are otherwise recognized as a loss as a result of plan settlements. Pension and postretirement benefit plan adjustments are net of taxes of $1.3 million as of March 31, 2023 and December 31, 2022. The income tax effects are released from accumulated other comprehensive loss and included in our income tax provision as obligations under our pension and postretirement plans are settled.

Note 9.  Commitments and Contingencies

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

Risks and Uncertainties

We continue to monitor the impact of the COVID-19 pandemic, and government actions and measures taken to prevent its spread, and the potential to affect our operations. In addition to COVID-19, the conflict between Russia and Ukraine and macroeconomic disruptions such as inflation and the potential for an economic recession or slowdown could also significantly impact the demand for our products and services, as well as those of our customers and suppliers, and our estimates and judgments may be subject to greater volatility than in the past. Refer to Part I, Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2022 for further discussion of risks that could adversely affect our estimates and judgments.

Note 10.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022

	(in millions, except number of shares which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$383.1	$523.3

Denominator:
Weighted average shares outstanding	58,832	61,833
Dilutive effect of stock-based awards	702	951
Weighted average diluted shares outstanding	59,534	62,784

Earnings per share attributable to Reliance stockholders:
Basic	$6.51	$8.46
Diluted	$6.43	$8.33

The computations of earnings per share for the first quarters of 2023 and 2022 do not include 194,304 and 314,042 weighted average shares, respectively, in respect of outstanding RSUs and PSUs, because their inclusion would have been anti-dilutive.

Note 11.  Subsequent Event

On May 1, 2023, we acquired Southern Steel Supply, LLC (“Southern Steel”), a metals service center that offers merchant and structural steel, pipe and tube, steel plate, ornamental products and laser cut and fabricated parts. Located in Memphis, Tennessee, Southern Steel will operate as a subsidiary of Siskin Steel & Supply Company, Inc., a wholly owned subsidiary of Reliance. The acquisition was funded with cash on hand. For the twelve months ended December 31, 2022, annual net sales for Southern Steel were $62.9 million.

RELIANCE STEEL & ALUMINUM CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements may include, but are not limited to, discussions of our industry and end markets, our business strategies and our expectations concerning future demand and major commodity product pricing and our results of operations, margins, profitability, taxes, liquidity, macroeconomic conditions, including inflation and the possibility of an economic recession or slowdown, litigation matters and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “preliminary,” “range,” “intend” and “continue,” the negative of these terms, and similar expressions. All statements contained in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date of such statements. We caution readers not to place undue reliance on forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, as well as developments beyond our control, including, but not limited to, the impacts of labor constraints and supply chain disruptions, the continuing pandemic and changes in worldwide and U.S. political and economic conditions such as inflation, a prolonged higher interest rate environment and the possibility of an economic recession that could materially impact us, our customers and suppliers and demand for our products and services. Deteriorations in economic conditions, as a result of inflation, elevated interest rates, economic recession, COVID-19, the conflict between Russia and Ukraine or otherwise, could lead to a decline in demand for our products and services and negatively impact our business, and may also impact financial markets and corporate credit markets which could adversely impact our access to financing, or the terms of any financing. Other factors which could cause actual results to differ materially from our forward-looking statements include those disclosed in this report and in other reports we have filed with the United States Securities and Exchange Commission (the “SEC”). Important risks and uncertainties about our business can be found elsewhere in this Quarterly Report on Form 10-Q and in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC and in other documents Reliance files or furnishes with the SEC.

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

Overview

We delivered solid financial performance in the first quarter of 2023. Our first quarter of 2023 results included an increase in tons sold, a strong gross profit margin that was consistent with the first quarter of 2022 and strong operating cash flow through outstanding operational execution in an uncertain business environment. We believe our ability to maintain a strong gross profit margin in the first quarter of 2023 was supported by our diversified business model, value-added processing capabilities and ability to service small order sizes with quick turnaround.

Key results for the first quarter of 2023 compared with the first quarter of 2022 were as follows:

●	7.2% increase in tons sold.
●	Net sales of $3.97 billion were down 11.6%; reflecting a 17.7% decrease in average selling price per ton sold.
●	Gross profit margin of 30.9%.
●	Earnings per diluted share of $6.43.
●	Cash flow from operations of $384.6 million.
●	Inventory turnover rate (based on tons) of 4.9x exceeded our Company-wide goal of 4.7x and our 4.4x rate in the prior year quarter.
●	Returns to stockholders of $100.9 million, comprised of $62.0 million of cash dividends and $38.9 million of share repurchases.

Our net sales decline in the first quarter of 2023 was primarily due to a 17.7% decline in our average selling price per ton sold that offset a strong 7.2% increase in tons sold compared to the first quarter of 2022. The increase in tons sold was due to solid demand in the vast majority of our end markets, with particular strength in non-residential construction, the toll processing services we provide to the automotive market, general manufacturing and aerospace. We continued to execute our strategy in a dynamic operating environment featuring metal pricing volatility, ongoing inflationary headwinds, recessionary concerns, supply chain disruptions and labor shortages.

Our gross profit margin of 30.9% in the first quarter of 2023 was consistent with the first quarter of 2022. Pricing for most of the aluminum, carbon and stainless steel products we sell declined throughout the fourth quarter of 2022; however, early in the first quarter of 2023 the metals pricing declines had generally stabilized, and we operated in a relatively flat pricing environment during most of the quarter. We believe that announced carbon flat-rolled steel price increases during the quarter incentivized some of our customers to increase their purchases to buy ahead of further price increases. Our inventory turnover rate accelerated and our inventory costs on hand continued to align with lower replacement costs as our tons sold improved 17.7% compared to the fourth quarter of 2022, which was one of the best first quarter starts we have seen in our history.

Our SG&A expense in the first quarter of 2023 increased $39.4 million, or 6.4%, from the first quarter of 2022. The increase was primarily due to incremental variable costs associated with a strong 7.2% increase in tons sold, including headcount increases and inflationary pressure on wages, fuel, freight and warehouse costs, offset by decreased incentive-based compensation from lower profitability.

Our cash flow from operations of $384.6 million in the first quarter of 2023 decreased only $19.4 million, or 4.8%, compared to record first quarter levels in 2022 despite a 26.7% decline in net income. The decrease in our profitability in the first quarter of 2023 from then-record levels in the first quarter of 2022 was generally offset by decreased working capital requirements mainly due to lower metals pricing and volatility. Our strong cash flow generation enabled us to grow our business and increase returns to stockholders. During the first quarter of 2023, we invested in our future growth with a quarterly record $102.9 million invested in capital expenditures and we increased our returns to stockholders by 36.7%. Additionally, in the first quarter of 2023 we completed the redemption of $500.0 million aggregate principal amount of senior unsecured notes with cash on hand.

We believe our strong liquidity position that includes substantial cash on hand, strong cash flow generation and $1.5 billion of availability under our revolving credit facility will support our continued prudent use of capital as we maintain a flexible approach focused on growth, both organically and through acquisitions, and stockholder return activities.

Results of Operations

The following sets forth certain income statement data for the first quarters of 2023 and 2022 (dollars are shown in millions, except for per share amounts and certain amounts may not calculate due to rounding):

	Three Months Ended March 31,
	2023		2022
		% of		% of
	$	Net Sales	$	Net Sales
Net sales	$3,965.3	100.0%	$4,485.8	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)(1)	2,739.3	69.1	3,098.7	69.1
Gross profit(2)	1,226.0	30.9	1,387.1	30.9
Warehouse, delivery, selling, general and administrative expense (“SG&A”)	651.3	16.4	611.9	13.6
Depreciation and amortization expense	61.1	1.5	59.1	1.3
Operating income	$513.6	13.0%	$716.1	16.0%

Net income attributable to Reliance	$383.1	9.7%	$523.3	11.7%
Diluted earnings per share attributable to Reliance stockholders	$6.43		$8.33
(1)	Cost of sales in the first quarter of 2022 included $8.1 million of non-recurring amortization of inventory step-up to fair value adjustments for our 2021 acquisitions.
(2)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

First Quarter Ended March 31, 2023 Compared to First Quarter Ended March 31, 2022

Net Sales

	Three Months Ended March 31,			Percentage
	2023	2022	Change	Change

	(dollars in millions, tons in thousands)
Net sales	$3,965.3	$4,485.8	$(520.5)	(11.6)%
Tons sold	1,520.1	1,417.7	102.4	7.2%
Average selling price per ton sold	$2,623	$3,186	$(563)	(17.7)%

Our tons sold and average selling price per ton sold exclude our tons toll processed. Our average selling price per ton sold includes intercompany transactions that are eliminated from our consolidated net sales.

Our net sales decreased from record first quarter levels of 2022 due to a significant decline in our average selling price per ton sold that was partially offset by a strong increase in tons sold. Demand was healthy in the vast majority of our end markets, with particular strength in non-residential construction, the toll processing services we provide to the automotive market, general manufacturing and aerospace.

Since we primarily purchase and sell our inventories in the spot market, our average selling prices generally fluctuate similarly with the changes in the costs of the various metals we purchase. Our average selling price in the first quarter of 2022 was a quarterly record for us, which peaked at an ultimate record in the second quarter of 2022 and then declined for the subsequent three quarters mainly due to mill price decreases for our major product categories; however, metals pricing remained relatively higher versus historical levels throughout the first quarter of 2023.

The mix of products sold can also have an impact on our overall average selling price per ton sold. As carbon steel sales represented approximately 52% of our gross sales for the first quarter of 2023, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold. Year-over-year changes in the selling prices of our major commodity products and related mix of our tons sold are presented below:

	Change in	Change in
	Average Selling	Percentage of
	Price Per	Total
	Ton Sold	Tons Sold
Carbon steel	(23.6)%	1.6%
Aluminum	(1.3)%	(0.5)%
Stainless steel	(2.9)%	(1.1)%
Alloy	13.9%	(0.4)%

Cost of Sales and Gross Profit

	Three Months Ended March 31,
	2023		2022
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Cost of sales	$2,739.3	69.1%	$3,098.7	69.1%	$(359.4)	(11.6)%
Gross profit	$1,226.0	30.9%	$1,387.1	30.9%	$(161.1)	(11.6)%
LIFO (income) expense	$(15.0)	(0.4)%	$37.5	0.8%	$(52.5)	*

* Not meaningful.

Gross profit in the first quarter of 2023 decreased from the first quarter of 2022 mainly due to lower sales as a result of a decrease in average selling price per ton sold that outpaced an increase in tons sold.

In addition, we record non-cash adjustments to our LIFO method inventory valuation reserve, which are included in cost of sales and, in effect, reflects cost of sales at current replacement costs. The inventory caption of our consolidated balance sheet included a LIFO method inventory valuation reserve of $728.8 million at March 31, 2023. Furthermore, cost of sales in the first quarter of 2022 was reduced by $8.1 million of non-recurring amortization of inventory step-up to fair value adjustments related to our 2021 acquisitions that decreased gross profit margin 20 basis points.

Our gross profit margin in the first quarter of 2023 was strong and unchanged from the first quarter of 2022. We believe our strong and consistent gross profit margin was supported by investments in value-added processing equipment in recent years, relatively higher metal pricing versus historical levels and healthy demand.

See “Net Sales” above for further discussion on product pricing trends.

Expenses

	Three Months Ended March 31,
	2023		2022
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
SG&A expense	$651.3	16.4%	$611.9	13.6%	$39.4	6.4%
Depreciation & amortization expense	$61.1	1.5%	$59.1	1.3%	$2.0	3.4%

The increase in our SG&A expense was mainly due to higher variable costs associated with higher tons sold and inflationary wage increases, which were partially offset by lower incentive-based compensation that is primarily tied to first-in, first-out (“FIFO”) pretax income profitability, which declined 32.8%. Our SG&A expense as a percentage of sales mainly increased due to lower sales levels.

See “Cost of Sales and Gross Profit” above for discussion of our LIFO method inventory valuation reserve.

Operating Income

	Three Months Ended March 31,
	2023		2022
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Operating income	$513.6	13.0%	$716.1	16.0%	$(202.5)	(28.3)%

The decrease in our operating income was mainly a result of lower gross profit, driven by lower sales due mainly to lower metals prices along with a moderate increase in SG&A expense that was generally consistent with the increase in our tons sold. Our operating income margin decline was consistent with the increase in our SG&A expense as a percentage of sales that was mainly due to our lower sales.

Income Tax Rate

Our effective income tax rates for the first quarters of 2023 and 2022 were 24.4% and 24.8%, respectively. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes and higher foreign income tax rates, partially offset by the effects of company-owned life insurance policies.

Financial Condition

Operating Activities

Net cash provided by operations of $384.6 million in the first quarter of 2023 was slightly less than record first quarter cash flow of $404.0 million in 2022. We were able to achieve consistent operating cash flow as the decline in our net income required a similar decrease in working capital investment in the first quarter of 2023 compared to the same period in 2022, due to the relatively flat pricing environment in the first quarter of 2023 compared to the same period in 2022 in which our average selling price had increased significantly to a record level. To manage our working capital, we focus on our days sales outstanding and inventory turnover rate as receivables and inventory are the two most significant elements of our working capital. As of March 31, 2023 and 2022, our days sales outstanding rate was 40.0 days and 39.1 days, respectively. Our inventory turnover rate (based on tons) during the first quarter of 2023 was 4.9 times (or 2.4 months on hand), compared to 4.4 times (or 2.7 months on hand) in the first quarter of 2022.

Income taxes paid were $21.2 million in the first quarter of 2023 compared to $89.8 million in the first quarter of 2022. The decrease in our taxes paid was mainly due to income tax extension payments in the first quarter of 2022 which were not required in the first quarter of 2023.

Investing Activities

Net cash used in investing activities was $102.6 million in the first quarter of 2023 compared to $63.3 million in the first quarter of 2022 and were substantially comprised of capital expenditures. The majority of our capital expenditures in the first quarters of 2023 and 2022 were related to growth initiatives.

Financing Activities

Net cash used in financing activities was $639.2 million in the first quarter of 2023 compared to $92.0 million in the first quarter of 2022, mainly due to the redemption of $500.0 million aggregate outstanding principal amount of senior notes in January 2023. In the first quarter of 2023, we spent $38.9 million to repurchase shares of our common stock compared to $17.1 million in the first quarter of 2022. Our other stockholder return activities included an increase in our quarterly dividend rate with total dividend payments of $62.0 million in the first quarter of 2023 compared to $56.7 million in the first quarter of 2022. We also spent $37.2 million on taxes relating to net share settlement of performance-based restricted stock units in the first quarter of 2023 compared to $17.1 million in the first quarter of 2022.

On April 25, 2023, our Board of Directors declared the 2023 second quarter cash dividend of $1.00 per share. We have increased our quarterly dividend 30 times since our IPO in 1994, with the most recent increase of 14.3% from $0.875 per share to $1.00 per share effective in the first quarter of 2023. We have paid quarterly cash dividends on our common stock for 64 consecutive years and have never reduced or suspended our regular quarterly dividend.

See Note 8—“Equity” to our consolidated financial statements in Part I, Item 1 “Financial Statements” for further information on our stock repurchases.

On July 26, 2022, our Board of Directors amended our share repurchase program to increase the repurchase authorization to $1.0 billion. At March 31, 2023, $641.8 million of our common stock remained authorized for repurchase. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time.

Since 2018, we have repurchased approximately 16.1 million shares at an average cost of $115.65 per share, for a total of $1.86 billion, resulting in a 22.2% reduction in our common shares outstanding. We expect to continue to be opportunistic in our approach to repurchasing shares of our common stock.

Debt

We have a $1.5 billion unsecured revolving credit facility with no outstanding borrowings at March 31, 2023 under our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). We also had an aggregate of $1.15 billion principal amount of senior unsecured note obligations with various maturities through 2036 issued under indentures as of March 31, 2023.

On January 15, 2023, we redeemed in full the $500.0 million aggregate outstanding principal amount of our 4.50% senior notes due April 15, 2023 using cash on hand. See Note 5—“Debt” to our consolidated financial statements in Part I, Item 1 “Financial Statements” for further information on our debt obligations.

Liquidity and Capital Resources

We believe our primary sources of liquidity, including funds generated from operations, cash and cash equivalents and our $1.5 billion revolving credit facility, will be sufficient to satisfy our cash requirements and stockholder return activities over the next 12 months and beyond. As of March 31, 2023, we had $816.2 million in cash and cash equivalents and our net debt-to-total capital ratio (net debt-to-total capital is calculated as carrying amount of debt, net of cash, divided by total Reliance stockholders’ equity plus carrying amount of debt, net of cash) was 4.3%, down from 6.3% as of December 31, 2022.

As of March 31, 2023, we had $408.5 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 3, 2025.

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

We were in compliance with all financial maintenance covenants in our Credit Agreement at March 31, 2023.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $2.11 billion at March 31, 2023, or approximately 21% of total assets and 29% of total equity. Additionally, other intangible assets, net amounted to $1.01 billion at March 31, 2023, or approximately 10% of total assets and 14% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

During the quarter ended March 31, 2023, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition

and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates and metals pricing, demand and availability. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion on quantitative and qualitative disclosures about market risk.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to and as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures are effective to ensure information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained under the heading “Legal Matters” in Note 9—“Commitments and Contingencies” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase shares of our common stock from time to time pursuant to a combination of one or more open market repurchases and transactions structured through investment banking institutions in reliance upon Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act.

Our share repurchase activity for the first quarter of 2023 was as follows:

			Total Number of	Maximum Dollar
	Total Number	Average Price	Shares Purchased	Value That May
	of Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan(1)
				(in millions)
January 1 - January 31, 2023	3,860	$199.85	3,860	$680.0
February 1 - February 28, 2023	52,190	$245.06	52,190	$667.2
March 1 - March 31, 2023	104,174	$243.35	104,174	$641.8
Total	160,224	$242.86	160,224
(1)	The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Under the share repurchase plan, shares may be repurchased pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 and/or 10b-18 under the Securities Exchange Act of 1934, in the open market, in privately negotiated transactions or otherwise.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1†*	Registrant’s Second Amendment to Deferred Compensation Plan (Amended and Restated Effective January 1, 2013) dated as of February 14, 2023.
10.2

Amendment No. 1, dated as of January 12, 2023, to Amended and Restated Credit Agreement, dated as of September 3, 2020, among Reliance Steel & Aluminum Co., as Borrower, Bank of America N.A., as the Administrative Agent, and each of the lenders party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on February 28, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following unaudited financial information from Reliance Steel & Aluminum Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

104*	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101).

†      Indicates management contract or compensatory plan or arrangement.

*      Filed herewith.

**    Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.
(Registrant)

Date: May 4, 2023	By:	/s/ Arthur Ajemyan

Arthur Ajemyan
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)