Form 10-Q
period 2023-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2023-08-03
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, there were 58,557,052 shares of the registrant’s common stock, $0.001 par value, outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	June 30,	December 31,
	2023	2022*
ASSETS
Current assets:
Cash and cash equivalents	$816.3	$1,173.4
Accounts receivable, less allowance for credit losses of $28.7 at June 30, 2023 and $26.1 at December 31, 2022	1,729.9	1,565.7
Inventories	2,202.3	1,995.3
Prepaid expenses and other current assets	109.8	115.6
Income taxes receivable	—	36.6
Total current assets	4,858.3	4,886.6
Property, plant and equipment:
Land	270.0	262.7
Buildings	1,434.9	1,359.3
Machinery and equipment	2,578.9	2,446.9
Accumulated depreciation	(2,167.7)	(2,094.3)
Property, plant and equipment, net	2,116.1	1,974.6
Operating lease right-of-use assets	222.9	216.4
Goodwill	2,109.8	2,105.9
Intangible assets, net	1,002.8	1,019.6
Cash surrender value of life insurance policies, net	33.2	42.0
Other assets	97.3	84.8
Total assets	$10,440.4	$10,329.9

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$499.8	$412.4
Accrued expenses	134.6	118.8
Accrued compensation and retirement benefits	181.8	240.0
Accrued insurance costs	45.5	43.4
Current maturities of long-term debt and short-term borrowings	0.3	508.2
Current maturities of operating lease liabilities	54.6	52.5
Income taxes payable	21.2	—
Total current liabilities	937.8	1,375.3
Long-term debt	1,140.9	1,139.4
Operating lease liabilities	170.0	165.2
Long-term retirement benefits	30.6	26.1
Other long-term liabilities	59.3	51.4
Deferred income taxes	476.3	476.6
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value and 200,000 shares authorized
Issued and outstanding shares—58,536 at June 30, 2023 and 58,787 at December 31, 2022	0.1	0.1
Retained earnings	7,702.1	7,173.6
Accumulated other comprehensive loss	(86.6)	(86.3)
Total Reliance stockholders’ equity	7,615.6	7,087.4
Noncontrolling interests	9.9	8.5
Total equity	7,625.5	7,095.9
Total liabilities and equity	$10,440.4	$10,329.9

* Amounts derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$3,880.3	$4,681.2	$7,845.6	$9,167.0

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,657.6	3,185.8	5,396.9	6,284.5
Warehouse, delivery, selling, general and administrative (“SG&A”)	650.6	648.6	1,301.9	1,260.5
Depreciation and amortization	60.8	59.3	121.9	118.4
	3,369.0	3,893.7	6,820.7	7,663.4

Operating income	511.3	787.5	1,024.9	1,503.6

Other (income) expense:
Interest expense	9.7	15.6	20.6	31.2
Other (income) expense, net	(9.3)	9.3	(15.1)	12.6
Income before income taxes	510.9	762.6	1,019.4	1,459.8
Income tax provision	124.6	188.7	248.7	361.3
Net income	386.3	573.9	770.7	1,098.5
Less: net income attributable to noncontrolling interests	1.2	1.1	2.5	2.4
Net income attributable to Reliance	$385.1	$572.8	$768.2	$1,096.1

Earnings per share attributable to Reliance stockholders:
Basic	$6.56	$9.29	$13.07	$17.75
Diluted	$6.49	$9.15	$12.92	$17.49

Shares used in computing earnings per share:
Basic	58,688	61,657	58,760	61,744
Diluted	59,346	62,594	59,440	62,688

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$386.3	$573.9	$770.7	$1,098.5
Other comprehensive income (loss):
Foreign currency translation gain (loss)	0.7	(20.0)	1.2	(19.3)
Postretirement benefit plan adjustments, net of tax	(0.8)	—	(1.5)	(0.1)
Total other comprehensive loss	(0.1)	(20.0)	(0.3)	(19.4)
Comprehensive income	386.2	553.9	770.4	1,079.1
Less: comprehensive income attributable to noncontrolling interests	1.2	1.1	2.5	2.4
Comprehensive income attributable to Reliance	$385.0	$552.8	$767.9	$1,076.7

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total equity, beginning balances	$7,354.4	$6,538.7	$7,095.9	$6,093.7

Common stock and additional paid-in capital:
Beginning balances	0.1	0.1	0.1	0.1
Stock-based compensation	18.1	18.0	31.6	29.8
Taxes paid related to net share settlement of restricted stock units	(0.1)	—	(37.3)	(17.1)
Repurchase of common shares	(17.4)	(18.0)	6.3	(12.7)
Excise tax on repurchase of common shares	(0.6)	—	(0.6)	—
Ending balances	0.1	0.1	0.1	0.1

Retained earnings:
Beginning balances	7,432.1	6,599.5	7,173.6	6,155.3
Net income attributable to Reliance	385.1	572.8	768.2	1,096.1
Cash dividends and dividend equivalents	(58.6)	(53.9)	(120.6)	(110.6)
Repurchase of common shares	(56.5)	(175.9)	(119.1)	(198.3)
Ending balances	7,702.1	6,942.5	7,702.1	6,942.5

Accumulated other comprehensive loss:
Beginning balances	(86.5)	(68.3)	(86.3)	(68.9)
Other comprehensive loss	(0.1)	(20.0)	(0.3)	(19.4)
Ending balances	(86.6)	(88.3)	(86.6)	(88.3)

Total Reliance stockholders' equity, ending balances	7,615.6	6,854.3	7,615.6	6,854.3

Noncontrolling interests:
Beginning balances	8.7	7.4	8.5	7.2
Comprehensive income	1.2	1.1	2.5	2.4
Capital contribution	—	0.3	—	0.3
Dividends paid	—	—	(1.1)	(1.1)
Ending balances	9.9	8.8	9.9	8.8

Total equity, ending balances	$7,625.5	$6,863.1	$7,625.5	$6,863.1

Cash dividends declared per common share	$1.00	$0.875	$2.00	$1.75

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,
	2023	2022
Operating activities:
Net income	$770.7	$1,098.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	121.9	118.4
Provision for credit losses	3.8	6.6
Stock-based compensation expense	31.6	29.8
Net loss on life insurance policies and deferred compensation plan assets	4.0	15.4
Other	(5.6)	2.4
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(163.3)	(380.6)
Inventories	(202.1)	(291.2)
Prepaid expenses and other assets	71.1	29.2
Accounts payable and other liabilities	47.6	45.7
Net cash provided by operating activities	679.7	674.2

Investing activities:
Acquisition, net of cash acquired	(24.1)	—
Purchases of property, plant and equipment	(233.1)	(154.2)
Proceeds from sales of property, plant and equipment	9.4	9.2
Other	(7.2)	(4.4)
Net cash used in investing activities	(255.0)	(149.4)

Financing activities:
Net short-term debt repayments	(2.2)	(0.8)
Principal payments on long-term debt	(505.7)	—
Cash dividends and dividend equivalents	(120.6)	(110.6)
Share repurchases	(112.8)	(211.0)
Taxes paid related to net share settlement of restricted stock units	(37.3)	(17.1)
Other	(1.8)	23.0
Net cash used in financing activities	(780.4)	(316.5)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(4.3)
(Decrease) increase in cash and cash equivalents	(357.1)	204.0
Cash and cash equivalents at beginning of year	1,173.4	300.5
Cash and cash equivalents at end of the period	$816.3	$504.5

Supplemental cash flow information:
Interest paid during the period	$23.7	$30.3
Income taxes paid during the period, net	$191.0	$427.2

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

Note 2. Revenues

The following table presents our net sales disaggregated by product and service:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Carbon steel	$2,141.2	$2,625.8	$4,269.7	$5,173.3
Aluminum	639.7	716.8	1,309.9	1,409.6
Stainless steel	604.0	807.1	1,261.3	1,572.0
Alloy	186.8	196.6	378.2	380.3
Toll processing and logistics	154.5	140.2	309.9	275.3
Copper and brass	77.9	92.8	159.9	179.4
Other and eliminations	76.2	101.9	156.7	177.1
Total	$3,880.3	$4,681.2	$7,845.6	$9,167.0

Note 3. Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2023	$2,105.9
Acquisition	1.6
Effect of foreign currency translation	2.3
Balance at June 30, 2023	$2,109.8

We had no accumulated impairment losses related to goodwill at June 30, 2023 and December 31, 2022.

Note 4. Intangible Assets, net

Intangible assets, net consisted of the following:

		June 30, 2023		December 31, 2022
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization

		(in millions)
Intangible assets subject to amortization:
Customer lists/relationships	14.2	$716.4	$(501.2)	$713.6	$(479.3)
Backlog of orders	7.9	22.8	(4.6)	22.3	(3.1)
Other	9.4	10.3	(9.5)	9.9	(9.5)
		749.5	(515.3)	745.8	(491.9)
Intangible assets not subject to amortization:
Trade names		768.6	—	765.7	—
		$1,518.1	$(515.3)	$1,511.5	$(491.9)

Amortization expense for intangible assets was $23.0 million and $24.3 million for the six months ended June 30, 2023 and 2022, respectively. As part of the purchase price allocation of our acquisition of Southern Steel Supply, LLC on May 1, 2023, we allocated a total of $5.0 million to the intangible assets acquired. Foreign currency translation gains related to intangible assets, net were $1.2 million for the six months ended June 30, 2023 compared to foreign currency translation losses of $1.6 million for the six months ended June 30, 2022.

The following is a summary of estimated future amortization expense:

(in millions)
2023 (remaining six months)	$20.8
2024	40.5
2025	36.3
2026	26.8
2027	26.2
Thereafter	83.6
$234.2

Note 5. Debt

Debt consisted of the following:

	June 30,	December 31,
	2023	2022

	(in millions)
Unsecured revolving credit facility maturing September 3, 2025	$—	$—
Senior unsecured notes, interest payable semi-annually at 4.50%, effective rate of 4.63%, redeemed on January 15, 2023	—	500.0
Senior unsecured notes, interest payable semi-annually at 1.30%, effective rate of 1.53%, maturing August 15, 2025	400.0	400.0
Senior unsecured notes, interest payable semi-annually at 2.15%, effective rate of 2.27%, maturing August 15, 2030	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 6.85%, effective rate of 6.91%, maturing November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	1.7	9.6
Total	1,151.7	1,659.6
Less: unamortized discount and debt issuance costs	(10.5)	(12.0)
Less: amounts due within one year and short-term borrowings	(0.3)	(508.2)
Total long-term debt	$1,140.9	$1,139.4

The weighted average interest rate on the Company’s outstanding borrowings as of June 30, 2023 and December 31, 2022 was 2.88% and 3.37%, respectively.

Unsecured Credit Facility

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement that amended and restated our then-existing $1.5 billion unsecured revolving credit facility. On January 12, 2023, the agreement was further amended to change the reference rate from LIBOR to SOFR (as amended, the “Credit Agreement”). As of June 30, 2023, borrowings under the Credit Agreement were available at variable rates based on SOFR plus 1.10% or the bank prime rate and we currently pay a commitment fee at an annual rate of 0.175% on the unused portion of the revolving credit facility. The applicable margins over SOFR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

As of June 30, 2023 and December 31, 2022, we had no outstanding borrowings on the revolving credit facility. We had $1.7 million and $7.7 million of letters of credit outstanding under the revolving credit facility as of June 30, 2023 and December 31, 2022, respectively.

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

Other Notes, Revolving Credit and Letter of Credit/Letters of Guarantee Facilities

A revolving credit facility with a credit limit of $7.5 million is in place for an operation in Asia. This facility had no outstanding borrowings as of June 30, 2023 and had $2.2 million outstanding as of December 31, 2022.

Various industrial revenue bonds had combined outstanding balances of $1.7 million and $7.4 million as of June 30, 2023 and December 31, 2022, respectively, and have maturities through 2027.

We have a $50.0 million standby letters of credit/letters of guarantee agreement with one of the lenders under our Credit Agreement. A total of $19.5 million and $18.7 million were outstanding under this facility as of June 30, 2023 and December 31, 2022, respectively.

Covenants

The Credit Agreement and the indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all financial maintenance covenants in our Credit Agreement at June 30, 2023.

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

The following is a summary of our lease cost:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Operating lease cost	$23.4	$23.6	$47.0	$46.6

Supplemental cash flow and balance sheet information is presented below:

	Six Months Ended
	June 30,
	2023	2022

	(in millions)
Supplemental cash flow information:
Cash payments for operating leases	$46.7	$43.9
Right-of-use assets obtained in exchange for operating lease obligations	$35.6	$27.7

	June 30,	December 31,
	2023	2022
Other lease information:
Weighted average remaining lease term—operating leases	6.1 years	6.6 years
Weighted average discount rate—operating leases	4.0%	3.8%

Maturities of operating lease liabilities as of June 30, 2023 are as follows:

(in millions)
2023 (remaining six months)	$32.3
2024	57.1
2025	44.2
2026	31.5
2027	23.1
Thereafter	72.2
Total operating lease payments	260.4
Less: imputed interest	(35.8)
Total operating lease liabilities	$224.6

Note 7.  Income Taxes

Our effective income tax rate for each of the second quarter and six months ended June 30, 2023 was 24.4%, compared to 24.7% for the same 2022 periods. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes.

Note 8. Equity

Dividends

On July 25, 2023, our Board of Directors declared the 2023 third quarter cash dividend of $1.00 per share of common stock, payable on September 1, 2023 to stockholders of record as of August 18, 2023.

During the second quarters of 2023 and 2022, we declared and paid quarterly dividends of $1.00 and $0.875 per share, or $58.6 million and $53.9 million in total, respectively. During the six months ended June 30, 2023 and 2022, we declared and paid aggregate quarterly dividends of $2.00 and $1.75 per share, or $117.6 million and $108.1 million in total, respectively. In addition, we paid $3.0 million and $2.5 million in dividend equivalents with respect to vested restricted stock units during the six months ended June 30, 2023 and 2022, respectively.

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

In the six months ended June 30, 2023 and 2022, we made payments of $37.3 million and $17.1 million, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlement of vested restricted stock units.

A summary of the status of our unvested RSUs and PSUs as of June 30, 2023, and changes during the six months then ended is as follows:

		Weighted
		Average
	RSU and PSU	Grant Date
	Aggregate Units	Fair Value
Unvested at January 1, 2023	582,012	$164.60
Granted(1)	193,812	247.90
Vested	(2,867)	156.80
Cancelled or forfeited	(7,876)	176.98
Unvested at June 30, 2023	765,081	$185.60
Shares reserved for future grants (all plans)	1,458,557
(1)	Comprised of 109,683 RSUs and 84,129 PSUs granted in February 2023. The service-based RSUs cliff vest on December 1, 2025 and the performance-based RSUs are subject to a 3-year performance period ending December 31, 2025.

As of June 30, 2023, there was $115.4 million of total unrecognized compensation cost related to unvested RSUs and PSUs that is expected to be recognized over a weighted average period of 1.8 years.

Share Repurchases

Our share repurchase activity during the six months ended June 30, 2023 and 2022 was as follows:

	2023			2022
		Average Cost			Average Cost
	Shares	Per Share	Amount	Shares	Per Share	Amount
			(in millions)			(in millions)
First quarter	160,224	$242.86	$38.9	113,529	$150.97	$17.1
Second quarter	308,454	239.55	73.9	1,085,635	178.61	193.9
	468,678	$240.68	$112.8	1,199,164	$176.00	$211.0

On July 26, 2022, our Board of Directors amended our share repurchase program to increase the repurchase authorization to $1.0 billion. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares. As of June 30, 2023, we had remaining authorization under the program to repurchase $567.9 million of our common stock.

We may repurchase shares through a variety of methods including, but not limited to, open market purchases, accelerated share repurchases, negotiated block purchases and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act.

The Inflation Reduction Act of 2022 imposed a nondeductible, 1% excise tax on the excess of the fair value of our share repurchases, net of our share issuances, made after December 31, 2022.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and
	Foreign Currency	Postretirement Benefit	Accumulated Other
	Translation	Plan Adjustments,	Comprehensive
	(Loss) Gain	Net of Tax	Loss
		(in millions)
Balance as of January 1, 2023	$(84.0)	$(2.3)	$(86.3)
Current-period change	1.2	(1.5)	(0.3)
Balance as of June 30, 2023	$(82.8)	$(3.8)	$(86.6)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit plan adjustments are amortized over service periods and reflected in the amortization of net loss component of our net periodic benefit cost or are otherwise recognized as a loss as a result of plan settlements. Pension and postretirement benefit plan adjustments are net of taxes of $1.3 million as of June 30, 2023 and December 31, 2022. The income tax effects are released from accumulated other comprehensive loss and included in our income tax provision as obligations under our pension and postretirement plans are settled.

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

Note 10.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions, except number of shares which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$385.1	$572.8	$768.2	$1,096.1

Denominator:
Weighted average shares outstanding	58,688	61,657	58,760	61,744
Dilutive effect of stock-based awards	658	937	680	944
Weighted average diluted shares outstanding	59,346	62,594	59,440	62,688

Earnings per share attributable to Reliance stockholders:
Basic	$6.56	$9.29	$13.07	$17.75
Diluted	$6.49	$9.15	$12.92	$17.49

The computations of earnings per share for the six months ended June 30, 2023 and 2022 do not include 100,326 and 162,116 weighted average shares, respectively, in respect of outstanding RSUs and PSUs, because their inclusion would have been anti-dilutive.

RELIANCE STEEL & ALUMINUM CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “Company,” “Reliance,” “we,” “our,” and “us” refer to Reliance Steel & Aluminum Co. and all its subsidiaries that are consolidated in accordance with U.S. generally accepted accounting principles, unless otherwise indicated.

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

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, as well as developments beyond our control, including, but not limited to, the impacts of labor constraints and supply chain disruptions and changes in worldwide and U.S. political and economic conditions such as inflation, a prolonged higher interest rate environment and the possibility of an economic recession that could materially impact us, our customers and suppliers and demand for our products and services. Deteriorations in economic conditions, as a result of inflation, elevated interest rates, economic recession, slowing growth, COVID-19 or outbreaks of other infectious disease, the conflict between Russia and Ukraine or otherwise, could lead to a decline in demand for our products and services and negatively impact our business, and may also impact financial markets and corporate credit markets which could adversely impact our access to financing, or the terms of any financing. Other factors which could cause actual results to differ materially from our forward-looking statements include those disclosed in this report and in other reports we have filed with the United States Securities and Exchange Commission (the “SEC”). Important risks and uncertainties about our business can be found elsewhere in this Quarterly Report on Form 10-Q and in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC and in other documents Reliance files or furnishes with the SEC.

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

Overview

Key results for the second quarter and first half of 2023 included the following:

●	Increases in tons sold of 1.9% and 4.5% for the second quarter and six months ended June 30, 2023, respectively.
●	Quarterly net sales of $3.88 billion were down 17.1% from the second quarter of 2022, reflecting a 19.0% decrease in average selling price per ton sold. Net sales of $7.85 billion for the six months ended June 30, 2023 were down 14.4% from the same period in 2022, reflecting a 18.3% decrease in average selling price per ton sold.
●	Gross profit margins for the second quarter and six months ended June 30, 2023 of 31.5% and 31.2%, respectively, were slightly lower compared to the prior year periods that benefitted from a rising metals pricing environment.
●	Earnings per diluted share of $6.49 and $12.92 for the second quarter and six months ended June 30, 2023, respectively, compared to $9.15 and $17.49 for the respective 2022 periods.
●	Cash flow from operations of $679.7 million for the six months ended June 30, 2023 increased slightly from $674.2 million for the same period in 2022, despite lower net income.
●	Inventory turnover rate (based on tons) of 4.8x exceeded our Company-wide annual goal of 4.7x and our 4.4x rate in the prior year period.
●	Returns to stockholders of $233.4 million, comprised of $120.6 million of cash dividends and $112.8 million of share repurchases for the six months ended June 30, 2023.

Our net sales declined in the second quarter and six months ended June 30, 2023 compared to record levels in the same 2022 periods due to declines in our average selling price per ton sold that were partially offset by moderate increases in our tons sold. Our average selling price per ton sold peaked at an ultimate record in the second quarter of 2022 and subsequently declined throughout the second half of 2022 and down overall for the first quarter of 2023. Our second quarter of 2023 average selling price per ton sold was relatively flat as a result of the mix of our products sold as an increase in our carbon selling price per ton sold offset declines in prices for the stainless and common alloy aluminum products we sold.

We believe record metals pricing in 2022 was largely driven by supply chain disruptions caused by the onset of the conflict between Russia and Ukraine, labor supply and microchip shortages, and impacts of the continuing COVID-19 pandemic, including the omicron variant surge and lockdowns in China.

The increases in our tons sold reflected solid demand in the vast majority of our end markets, driven in part by our investments in organic growth, with particular strength in non-residential construction, Reliance’s largest end market, and commercial aerospace.

Our gross profit margins in the second quarter and six months ended June 30, 2023 of 31.5% and 31.2%, respectively, were generally consistent with the comparable 2022 periods and supported by investments in value-added processing capabilities in recent years, stable metals pricing at historically elevated levels and healthy demand in the end markets we serve.

Our SG&A expense for the second quarter and six months ended June 30, 2023 increased 0.3% and 3.3%, respectively; which increases were of lower magnitude than the increases in our tons sold of 1.9% and 4.5%, respectively. The main drivers of our moderately increased SG&A expense were incremental variable costs associated with increases in our tons sold and inflationary impacts on wages and transportation costs, partially offset by decreased incentive-based compensation from lower profitability.

Our cash flow from operations of $679.7 million for the six months ended June 30, 2023 increased slightly from $674.2 million for the same period in 2022 despite a 29.8% decline in net income. We were able to grow our operating cash flow despite a significant decline in net income through effective management of our working capital. Our significant cash flow generation supported returns to our stockholders and our growth initiatives, which included the acquisition of Southern Steel Supply, LLC (“Southern Steel”) and $233.1 million of capital expenditures.

We believe our liquidity position that includes substantial cash on hand, significant cash flow generation and $1.5 billion of availability under our revolving credit facility will support our continued disciplined use of capital as we maintain a flexible approach focused on growth, both organically and through acquisitions, and stockholder return activities.

Acquisition

On May 1, 2023, we acquired Southern Steel, a metals service center that offers merchant and structural steel, pipe and tube, steel plate, ornamental products and laser cut and fabricated parts. Located in Memphis, Tennessee, Southern Steel now operates as a subsidiary of Siskin Steel & Supply Company, Inc., a wholly owned subsidiary of Reliance. The acquisition was funded with cash on hand. Included in our net sales for the six months ended June 30, 2023 were net sales of $8.9 million from Southern Steel.

Results of Operations

The following sets forth certain income statement data for the second quarter and six months ended June 30, 2023 and 2022 (dollars are shown in millions, except per share amounts, and certain amounts may not calculate due to rounding):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$3,880.3	100.0%	$4,681.2	100.0%	$7,845.6	100.0%	$9,167.0	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)(1)	2,657.6	68.5	3,185.8	68.1	5,396.9	68.8	6,284.5	68.6
Gross profit(2)	1,222.7	31.5	1,495.4	31.9	2,448.7	31.2	2,882.5	31.4
Warehouse, delivery, selling, general and administrative expense (“SG&A”)	650.6	16.8	648.6	13.9	1,301.9	16.6	1,260.5	13.8
Depreciation and amortization expense	60.8	1.6	59.3	1.3	121.9	1.6	118.4	1.3
Operating income	$511.3	13.2%	$787.5	16.8%	$1,024.9	13.1%	$1,503.6	16.4%

Net income attributable to Reliance	$385.1	9.9%	$572.8	12.2%	$768.2	9.8%	$1,096.1	12.0%
Diluted earnings per share attributable to Reliance stockholders	$6.49		$9.15		$12.92		$17.49
(1)	Cost of sales for the six months ended June 30, 2022 included $8.1 million of non-recurring amortization of inventory step-up to fair value adjustments for our 2021 acquisitions.
(2)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Second Quarter and Six Months Ended June 30, 2023 Compared to Second Quarter and Six Months Ended June 30, 2022

Net Sales

	June 30,		Dollar	Percentage
	2023	2022	Change	Change

	(dollars in millions)
Net sales (three months ended)	$3,880.3	$4,681.2	$(800.9)	(17.1)%
Net sales (six months ended)	$7,845.6	$9,167.0	$(1,321.4)	(14.4)%

	June 30,		Tons	Percentage
	2023	2022	Change	Change

	(tons in thousands)
Tons sold (three months ended)	1,484.1	1,455.9	28.2	1.9%
Tons sold (six months ended)	3,004.2	2,873.6	130.6	4.5%

	June 30,		Price	Percentage
	2023	2022	Change	Change
Average selling price per ton sold (three months ended)	$2,626	$3,240	$(614)	(19.0)%
Average selling price per ton sold (six months ended)	$2,625	$3,213	$(588)	(18.3)%

Our tons sold and average selling price per ton sold exclude our tons toll processed. Our average selling price per ton sold includes intercompany transactions that are eliminated from our consolidated net sales.

Our net sales declined from record levels in the comparable 2022 periods due to declines in our average selling price per ton sold that were partially offset by moderate increases in tons sold. Demand was healthy in the vast majority of our end markets, driven in part by our investments in organic growth, with particular strength in non-residential construction (our largest) and commercial aerospace.

Since we primarily purchase and sell our inventories in the spot market, our average selling prices generally fluctuate similarly with the changes in the costs of the various metals we purchase. Our average selling price per ton sold peaked in the second quarter of 2022 and subsequently declined throughout the second half of 2022 and down overall for the first quarter of 2023. The mix of products sold can also have an impact on our overall average selling price per ton sold. Our second quarter of 2023 average selling price per ton sold was relatively flat with the prior quarter as an increase in our carbon selling price per ton sold offset declines in prices for the stainless and common alloy aluminum products we sold.

We believe record metals pricing in 2022 was largely driven by supply chain disruptions caused by the onset of the conflict between Russia and Ukraine, labor supply and microchip shortages, and impacts of the continuing COVID-19 pandemic, including the omicron variant surge and lockdowns in China.

As carbon steel sales represented 52% of our gross sales for the six months ended June 30, 2023, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold. Year-over-year changes in the selling prices of our major commodity products and related mix of our tons sold are presented below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	Change in	Change in	Change in	Change in
	Average Selling	Percentage of	Average Selling	Percentage of
	Price Per	Total	Price Per	Total
	Ton Sold	Tons Sold	Ton Sold	Tons Sold
Carbon steel	(20.9)%	0.9%	(22.3)%	1.3%
Aluminum	(8.5)%	(0.3)%	(5.0)%	(0.4)%
Stainless steel	(16.1)%	(0.7)%	(9.7)%	(0.9)%
Alloy	4.5%	(0.3)%	9.0%	(0.3)%

Cost of Sales and Gross Profit

	June 30,
	2023		2022
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Cost of sales (three months ended)	$2,657.6	68.5%	$3,185.8	68.1%	$(528.2)	(16.6)%
Cost of sales (six months ended)	$5,396.9	68.8%	$6,284.5	68.6%	$(887.6)	(14.1)%
Gross profit (three months ended)	$1,222.7	31.5%	$1,495.4	31.9%	$(272.7)	(18.2)%
Gross profit (six months ended)	$2,448.7	31.2%	$2,882.5	31.4%	$(433.8)	(15.0)%
LIFO (income) expense (three months ended)	$(45.0)	(1.2)%	$12.5	0.3%	$(57.5)	*
LIFO (income) expense (six months ended)	$(60.0)	(0.8)%	$50.0	0.5%	$(110.0)	*

*     Not meaningful.

Gross profit in the second quarter and six months ended June 30, 2023 decreased from the same periods in 2022 mainly due to lower sales as a result of decreases in average selling price per ton sold that outpaced moderate increases in tons sold.

In addition, we record non-cash adjustments to our LIFO method inventory valuation reserve, which are included in cost of sales and, in effect, reflects cost of sales at current replacement costs. The inventory caption of our consolidated balance sheet included a LIFO method inventory valuation reserve of $683.8 million at June 30, 2023.

Furthermore, cost of sales for the six months ended June 30, 2022 included $8.1 million of non-recurring amortization of inventory step-up to fair value adjustments related to our 2021 acquisitions that decreased gross profit margin by ten basis points.

Decreases in pricing for certain products we sold during the second quarter and six months ended June 30, 2023 resulted in slightly lower gross profit margins compared to the prior year periods that benefitted from rising metals prices.

See “Net Sales” above for further discussion on product pricing trends.

Expenses

	June 30,
	2023		2022
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
SG&A expense (three months ended)	$650.6	16.8%	$648.6	13.9%	$2.0	0.3%
SG&A expense (six months ended)	$1,301.9	16.6%	$1,260.5	13.8%	$41.4	3.3%
Depreciation & amortization expense (three months ended)	$60.8	1.6%	$59.3	1.3%	$1.5	2.5%
Depreciation & amortization expense (six months ended)	$121.9	1.6%	$118.4	1.3%	$3.5	3.0%

The increases in our SG&A expense for the second quarter and six months ended June 30, 2023 compared to the same periods in 2022 were mainly due to higher variable costs associated with increases in our tons sold and inflationary impacts on wages and transportation costs, which were partially offset by lower incentive-based compensation that is primarily tied to first-in, first-out pretax income profitability, which declined 39.9% and 36.5%, respectively. Our SG&A expense as a percentage of sales for the second quarter and six months ended June 30, 2023 compared to the same periods in 2022 mainly increased due to lower sales levels.

See “Cost of Sales and Gross Profit” above for discussion of our LIFO method inventory valuation reserve.

Operating Income

	June 30,
	2023		2022
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Operating income (three months ended)	$511.3	13.2%	$787.5	16.8%	$(276.2)	(35.1)%
Operating income (six months ended)	$1,024.9	13.1%	$1,503.6	16.4%	$(478.7)	(31.8)%

The decreases in our operating income for the second quarter and six months ended June 30, 2023 as compared to the same periods in 2022 were mainly a result of lower gross profit, driven by lower metals prices, along with moderate increases in SG&A expense attributable to increases in our tons sold and inflationary impacts on wages and transportation costs. As our gross profit margins were generally consistent with the same periods in 2022, the decreases in our operating income margins for the second quarter and six months ended June 30, 2023 were mainly due to our lower sales levels that decreased operating leverage of our SG&A expenses.

Income Tax Rate

Our effective income tax rate for each of the second quarter and six months ended June 30, 2023 was 24.4%, compared to 24.7% for the same 2022 periods. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes.

Financial Condition

Operating Activities

Net cash provided by operations of $679.7 million for the six months ended June 30, 2023 increased slightly from $674.2 million for the same period in 2022. The impact of lower profitability on operating cash flow was offset by lower working capital needs, resulting in relatively consistent levels of operating cash flow in both periods. To manage our working capital, we focus on our days sales outstanding and inventory turnover rate as receivables and inventory are the two most significant elements of our working capital. As of June 30, 2023 and 2022, our days sales outstanding rates were 40.2 days and 39.2 days, respectively. Our inventory turnover rate (based on tons) during the six months ended June 30, 2023 was 4.8 times (or 2.5 months on hand), compared to 4.4 times (or 2.7 months on hand) for the same period in 2022.

Income taxes paid were $191.0 million in the six months ended June 30, 2023 compared to $427.2 million in the same period in 2022. The decrease in our taxes paid was mainly due to lower estimated tax payments in the six months ended June 30, 2023 compared to the same period in 2022 as a result of decreased pretax income and to a lesser extent income tax extension payments made during the six months ended June 30, 2022.

Investing Activities

Net cash used in investing activities was $255.0 million for the six months ended June 30, 2023 compared to $149.4 million for the same period in 2022 and was substantially comprised of capital expenditures and the purchase price for our acquisition of Southern Steel on May 1, 2023. The majority of our capital expenditures in the six months ended June 30, 2023 and 2022 were related to growth initiatives.

Financing Activities

Net cash used in financing activities was $780.4 million for the six months ended June 30, 2023 compared to $316.5 million for the same period in 2022, mainly due to the redemption of $500.0 million aggregate outstanding principal amount of senior notes in January 2023. In the six months ended June 30, 2023, we spent $112.8 million to repurchase shares of our common stock compared to $211.0 million in the same period in 2022. Our other stockholder return activities included an increase in our quarterly dividend rate with total dividend payments of $120.6 million in the six months ended June 30, 2023 compared to $110.6 million in the same period in 2022. We also spent $37.3 million on taxes relating to net share settlement of restricted stock units in the six months ended June 30, 2023 compared to $17.1 million in the same period in 2022.

On July 25, 2023, our Board of Directors declared the 2023 third quarter cash dividend of $1.00 per share. We have increased our quarterly dividend 30 times since our IPO in 1994, with the most recent increase of 14.3% from $0.875 per share to $1.00 per share effective in the first quarter of 2023. We have paid quarterly cash dividends on our common stock for 64 consecutive years and have never reduced or suspended our regular quarterly dividend.

See Note 8—“Equity” to our consolidated financial statements in Part I, Item 1 “Financial Statements” for further information on our stock repurchases.

On July 26, 2022, our Board of Directors amended our share repurchase program to increase the repurchase authorization to $1.0 billion. At June 30, 2023, $567.9 million of our common stock remained authorized for repurchase. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time.

Since 2018, we have repurchased approximately 16.4 million shares at an average cost of $117.98 per share, for a total of $1.94 billion, resulting in a 22.6% reduction in our common shares outstanding.

Debt

We have a $1.5 billion unsecured revolving credit facility with no outstanding borrowings at June 30, 2023 under our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). We also had an aggregate of $1.15 billion principal amount of senior unsecured note obligations with various maturities through 2036 issued under indentures as of June 30, 2023.

On January 15, 2023, we redeemed in full the $500.0 million aggregate outstanding principal amount of our 4.50% senior notes due April 15, 2023 using cash on hand. See Note 5—“Debt” to our consolidated financial statements in Part I, Item 1 “Financial Statements” for further information on our debt obligations.

Liquidity and Capital Resources

We believe our primary sources of liquidity, including funds generated from operations, cash and cash equivalents and our Credit Agreement, will be sufficient to satisfy our cash requirements and stockholder return activities over the next 12 months and beyond. As of June 30, 2023, we had $816.3 million in cash and cash equivalents and our net debt-to-total capital ratio (net debt-to-total capital is calculated as carrying amount of debt, net of cash, divided by total Reliance stockholders’ equity plus carrying amount of debt, net of cash) was 4.1%, down from 6.3% as of December 31, 2022.

As of June 30, 2023, we had $400.6 million of debt obligations coming due before our Credit Agreement matures on September 3, 2025.

We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and $1.5 billion available under our Credit Agreement, we expect to continue to be able to access the capital markets to raise funds, if desired. We believe our sources of liquidity will continue to be adequate to maintain operations, make necessary capital expenditures, finance strategic growth through acquisitions and internal initiatives, pay dividends and repurchase shares. Additionally, we believe our investment grade credit ratings enhance our ability to effectively raise capital, if desired.

Covenants

The Credit Agreement and indentures governing our debt securities include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio.

We were in compliance with all financial maintenance covenants in our Credit Agreement at June 30, 2023.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $2.11 billion at June 30, 2023, or approximately 20% of total assets and 28% of total equity. Additionally, other intangible assets, net amounted to $1.00 billion at June 30, 2023, or approximately 10% of total assets and 13% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

During the quarter ended June 30, 2023, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Website Disclosure

The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at www.rsac.com, and our investors relations website, investor.rsac.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section at investor.rsac.com. The website is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this quarterly report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the Company’s disclosures about market risk, please see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the Company’s exposures to market risk as disclosed in Part II—Item 7A of the Company’s 2022 Annual Report.

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

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained under the heading “Legal Matters” in Note 9—“Commitments and Contingencies” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase activity for the second quarter of 2023 was as follows:

			Total Number of	Maximum Dollar
	Total Number	Average Price	Shares Purchased	Value That May
	of Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan(1)
				(in millions)
April 1 - April 30, 2023	47,403	$239.78	47,403	$630.5
May 1 - May 31, 2023	205,393	$239.39	205,393	$581.3
June 1 - June 30, 2023	55,658	$239.95	55,658	$567.9
Total	308,454	$239.55	308,454
(1)	All repurchases were made under our $1.0 billion share repurchase program authorized by our Board of Directors most recently on July 26, 2022. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Under the share repurchase plan, shares may be repurchased through a variety of methods including, but not limited to, open market purchases, accelerated share repurchases, negotiated block purchases and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the second quarter ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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
101*

The following unaudited financial information from Reliance Steel & Aluminum Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

104*	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101).

*      Filed herewith.

**    Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.
(Registrant)

Date: August 3, 2023	By:	/s/ Arthur Ajemyan

Arthur Ajemyan
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)