Form 10-K
period 2023-12-31
RELIANCE, INC.
filed 2024-02-29
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number: 001-13122

Reliance, Inc.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2023 was approximately $15,790,000,000. For purposes of this computation, it is assumed that the shares of voting stock held by directors and officers would be deemed to be stock held by affiliates. As of February 23, 2024, 57,425,425 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2024 annual meeting of stockholders to be held on May 15, 2024 are incorporated by reference in Part III.

i

FORWARD-LOOKING STATEMENTS

In February 2024, we changed our corporate name from Reliance Steel & Aluminum Co. to Reliance, Inc. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Annual Report on Form 10-K. Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “Company,” “Reliance,” “we,” “our,” and “us” refer to Reliance, Inc. (formerly Reliance Steel & Aluminum Co.) and all of its subsidiaries that are consolidated in accordance with U.S. generally accepted accounting principles. This Annual Report on Form 10-K and the information incorporated by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also provide oral or written forward-looking information in other materials we release to the public. Our forward-looking statements may include, but are not limited to, discussions of our industry and end markets, our business strategies and our expectations concerning future demand and major commodity product pricing and our results of operations, margins, profitability, taxes, liquidity, macroeconomic conditions, including inflation and slowing macroeconomic growth, litigation matters and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “explore,” “estimate,” “predict,” “potential,” “preliminary,” “range,” “intend” and “continue,” the negative of these terms, and similar expressions. All statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date of such statements. These risks and other factors include those described in “Risk Factors” (Part I, Item 1A of this Form 10-K) and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A). In addition, other factors of which the Company is not currently aware may affect the accuracy of our forward-looking information and may cause actual results to differ from those discussed.

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, as well as developments beyond our control, including, but not limited to, the impacts of labor constraints and supply chain disruptions and changes in domestic and worldwide political and economic conditions such as inflation, a prolonged higher interest rate environment and slowing macroeconomic growth that could materially impact us, our customers and suppliers and demand for our products and services. Risks and uncertainties related to the proposed American Alloy Steel, Inc. transaction include, but are not limited to, delays in or failure to obtain any required governmental and regulatory approvals. Deteriorations in economic conditions, as a result of inflation, elevated interest rates, economic recession, slowing growth, outbreaks of infectious disease, conflicts such as the war in Ukraine and the evolving events in Israel and Gaza or otherwise, could lead to a decline in demand for our products and services and negatively impact our business, and may also impact financial markets and corporate credit markets which could adversely impact our access to financing, or the terms of any financing.

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

ii

PART I

Item 1.  Business

We are a network of companies providing diversified metal solutions and the largest metals service center company in North America (U.S. and Canada) based on revenues, with 2023 net sales of $14.81 billion.

We have been in business 85 years since our original organization on February 3, 1939, operating a single metals service center in Los Angeles, California fabricating steel reinforcing bar. We reincorporated in the State of Delaware in 2015. In February 2024, we changed our corporate name to Reliance, Inc. from Reliance Steel & Aluminum Co. Our common stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “RS” for approximately 30 years since our September 16, 1994 initial public offering.

We believe we have a unique and sustainable business model predicated on the following key attributes:

●	Diversity of Products, Customers and Services

As of December 31, 2023, we operated through a network of over 315 locations in 40 U.S. states and 12 foreign countries. We distribute a full line of over 100,000 metal products, including alloy, aluminum, brass, copper, carbon steel, stainless steel, titanium and other specialty steel products.

We have more than 125,000 customers in a variety of industries, including general manufacturing, non-residential construction (including infrastructure and renewable energy), transportation (rail, truck trailer and shipbuilding), aerospace (commercial; military, defense and space), energy (oil and natural gas), electronics and semiconductor fabrication, and heavy industry (agricultural, construction and mining equipment). We also service the auto industry, primarily through our toll processing operations where we process the metal for a fee, without taking ownership of the metal.

We believe that our diversification by product, end market and geography helps mitigate volatility in metals pricing and changing end market conditions. We are not dependent on any particular customer or industry because we process and distribute a variety of metals. This diversity of product type and material reduces our exposure to fluctuations or other weaknesses in the financial stability of particular customers or industries. We are also less dependent on any particular suppliers as a result of our product diversification. As a result, we have remained profitable every year, even during recessionary periods and a global pandemic, since our initial public offering in 1994.

●	Customer Relationships

We believe that our focus on servicing customers with small order sizes and quick turnaround, along with our growth and diversification strategy, has been instrumental in our ability to produce industry-leading operating results among publicly traded metals service center companies in North America. In 2023, approximately 98% of our orders were from repeat customers and we delivered approximately 40% of our orders within 24 hours.

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

According to the Metals Service Center Institute (“MSCI”) reporting of industry tons sold in the U.S., our 2023 tons sold from our U.S. locations represented 14.5% of the total tons sold by the U.S. metals service center industry compared to 14.2% for 2022. We believe our relatively low level of market share leaves significant opportunity for further strategic growth within the industry.

●	Pricing Power

We primarily operate in the spot market for both the purchase and sale of our products. We have the ability to quickly pass on raw material price increases to our customers and maintain consistency in our gross profit margin as only a small portion of our business is subject to long-term contractual arrangements.

●	Purchasing Power

We strategically source the vast majority of our metal purchases from domestic producers and believe we are one of the largest customers of the North American primary metals producers (“mills”). We believe that our significant scale and relationships with suppliers enable significant purchasing power and product availability in all market conditions and allows for effective management of our inventories.

●	Collaboration

While Reliance has a decentralized structure with many different models operating independently from each other, we are now exploring commercial opportunities for our companies to work together and leverage the larger Reliance resources and capabilities to pursue and grow sales opportunities, better manager our inventory, provide opportunities to our employees, and share best practices.

Our business is relationship-based, and we operate under the following trade names:

Trade Name	No. of Locations
Reliance Divisions
Bralco Metals
Bralco Metals	6
Affiliated Metals	1
MetalCenter	1
Olympic Metals	1
Central Plains Steel Co.	1
Reliance Metalcenter	1
Reliance Metals Group
Reliance Metalcenter	5
Smith Pipe & Steel Company	1
Reliance Steel Company	2
Tube Service Co.	6
Admiral Metals Servicenter Company, Incorporated	7
All Metal Services
All Metal Services Limited (United Kingdom)	4
All Metal Services France	1
All Metal Services India Private Limited	1
All Metal Services Ltd. (Xi’an, China)	1
All Metal Services (Malaysia) Sdn. Bhd.	1
Allegheny Steel Distributors, Inc.	1
American Metals Corporation
American Metals	2
American Steel	2
Alaska Steel Company	3
Haskins Steel Company	1
Lampros Steel	1
LSI Plate	1

Trade Name	No. of Locations
Plate Sales	1
AMI Metals, Inc.
AMI Metals	6
AMI Metals Aero Services Ankara Havacılık Anonim Şirketi (Turkey)	1
AMI Metals Europe SPRL (Belgium)	1
AMI Metals UK Limited	1
Best Manufacturing, Inc.	1
CCC Steel, Inc.
CCC Steel	1
IMS Steel Co.	1
Chapel Steel Corp.
Chapel Steel Corp.	6
Chapel Steel Canada, Ltd.	1
Chatham Steel Corporation	5
Clayton Metals, Inc.	2
Continental Alloys & Services
Continental Alloys & Services Limited (UK)	2
Continental Alloys & Services Middle East FZE (Dubai)	1
Continental Alloys & Services (Malaysia) Sdn. Bhd.	1
Continental Alloys & Services Pte. Ltd. (Singapore)	1
Crest Steel Corporation	1
Diamond Manufacturing Company
Diamond Manufacturing	2
Ferguson Perforating Company	2
McKey Perforating Co.	1
Perforated Metals Plus	1
DuBose
DuBose National Energy Fasteners & Machined Parts, Inc.	1
DuBose National Energy Services, Inc.	1
Durrett Sheppard Steel Co., Inc.	1
Earle M. Jorgensen Company
Earle M. Jorgensen	30
Steel Bar	1
Feralloy Corporation
Feralloy	4
Acero Prime Feralloy Sinton Processing Center	1
Acero Prime S. de R.L. de C.V.	4
All Metals Processing & Logistics, Inc.	2
Feralloy Processing Company	1
GH Metal Solutions	4
Indiana Pickling and Processing Company (56%-owned)	1
Oregon Feralloy Partners (40%-owned)	1
Fox Metals and Alloys, Inc.	1
Fry Steel Company	2
Infra-Metals Co.
Infra-Metals	5
Delta Steel	4
Infra-Metals / IMS Steel / Georgia Steel Company	2
KMS, Inc.	2
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	4
Custom Fab Company	1
Good Metals Company	1

Trade Name	No. of Locations
Hagerty Steel & Aluminum Company	1
Metals USA, Inc.
Metals USA	22
Cooksey Steel	3
Gregor Technologies	1
i-Solutions	1
Lynch Metals	2
Port City Metal Services	1
The Richardson Trident Company, LLC	2
Altair Electronics, LLC	1
Metalweb Limited	3
National Specialty Alloys, Inc.
National Specialty Alloys	2
Aleaciones Especiales de Mexico, S. de R.L. de C.V.	1
Northern Illinois Steel Supply Co.	2
Nu-Tech Precision Metals Inc.	1
Pacific Metal Company	5
PDM Steel Service Centers, Inc.
PDM Steel Service Centers	8
Feralloy PDM Steel Service	1
Phoenix Corporation
Phoenix Metals Company	15
Reliance Metalcenter	2
Precision Flamecutting and Steel, Inc.	1
Precision Strip Inc.	15
Reliance Aerospace Solutions	1
Reliance Metalcenter Asia Pacific Pte. Ltd. (Singapore)	1
Reliance Metals Canada Limited
Earle M. Jorgensen (Canada)	7
Encore Metals	7
Service Steel Aerospace Corp.
Service Steel Aerospace	3
Dynamic Metals International	1
United Alloys Aircraft Metals	1
Siskin Steel & Supply Company, Inc.
Siskin Steel	4
East Tennessee Steel Supply Company	1
Southern Steel Supply	1
The Steel Store	1
Sugar Steel Corporation	3
Tubular Steel, Inc.
Tubular Steel	4
Metalcraft Enterprises	1
United Pipe & Steel Corp.	12
Valex Corp.
Valex	2
Valex Semiconductor Materials (Zhejiang) Co., Ltd.	1
Valex Korea Co., Ltd. (96%-owned)	1
Viking Materials, Inc.	2
Yarde Metals, Inc.
Yarde Metals	8
FastMetals	1
Rotax Metals	1

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

Customers purchase metal products from metals service centers for a variety of reasons, including the ability to obtain value-added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size, and quality control. Many customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum order sizes specified by mills or because those customers require intermittent deliveries over long or irregular periods. Metals service centers respond to a niche market created because of the focus on as-needed inventory management and materials management outsourcing in the capital goods and related industries. In general, metals service center customers have placed increased emphasis on carrying lower amounts of inventory, especially during declining price environments.

The processing services we provide save our customers time, labor, and expense, reducing their overall manufacturing costs. Specialized metals processing equipment requires high utilization to be cost effective. We believe many manufacturers and their suppliers are not able or willing to invest in the necessary technology, equipment, and warehousing of inventory to perform efficient and effective metal processing themselves for their own operations. Accordingly, we believe industry dynamics have created a niche in the market for metals service centers. We believe that metals service centers purchase, process and deliver metals to end-users in a more efficient and cost-effective manner than the end-user could achieve by dealing directly with the primary producer.

According to IBISWorld Inc.’s October 2023 report, the U.S. metals wholesale industry (comprised of metals service centers of the MSCI and other metal wholesaling distributors) revenues were expected to decline approximately 11% from $331 billion in 2022 to approximately $296 billion in 2023, primarily due to lower metals prices. Our 2023 and 2022 U.S. revenues of approximately $14 billion and $16 billion, respectively, represented about 5% of the entire U.S. metals wholesaling market based on IBISWorld Inc.’s estimated 2023 and 2022 industry revenues. However, the measurement of our market share based on the shipment levels of the metals service center industry published by the MSCI, who does not also publish estimated industry revenues, was 14.5% in 2023, which we believe is due to the inclusion of non-metals service center companies in the broader metals wholesaling industry as defined by IBISWorld Inc. Regardless of the measurement of our market share through our tons sold via MSCI industry shipments or our sales relative to what we believe to be the broader metals wholesaling industry, our relatively low market share provides us significant opportunity for growth.

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

●	Organic growth and innovation through industry-leading investments in state-of-the-art value-added processing equipment to better service our customers. We have made significant investments in our businesses in recent years, including investments in advanced, state-of-the-art value-added processing equipment that enhance our diversification.

●	We believe our diversification of products, end markets and geography reduces volatility. We maintain a wide variety of products in inventory and believe this differentiates us from all other North American service center companies. Our product mix has become more diverse mainly as a result of our targeted growth strategy that includes acquiring companies that distribute mainly specialty products and provide increased levels of value-added processing services.

●	Our decentralized operating structure puts decision making and resources close to the customer. Due to our focus on small orders, our decentralized operating structure and the diversity of the markets we serve, customer concentrations are not significant.

●	A focus on as-needed inventory management and small orders with quick turnaround and increasing levels of value-added processing which generate higher profit margins as compared to a focus on large volume orders. We seek to ensure as-needed logistics through our customer service, operational efficiencies, innovation and inventory management. In 2023, our average order size was $3,210 and we delivered approximately 40% of orders within 24 hours. We believe that this provides a competitive advantage to us, and, for the remainder of our orders we typically have shorter lead times than our competitors given our decentralized structure and investments in processing equipment.

●	Strong pricing discipline by our managers in the field allows us to appropriately price the value provided to customers. We believe our focus on maintaining pricing discipline related to our processing services coupled with our investments in state-of-the-art equipment and advanced technology were significant contributors to substantial increases in gross profit margin compared to our historical range.

●	Minimal contractual sales help us effectively manage working capital and minimize the impact of changing metal prices.

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

We expect to continue growing our business through acquisitions and internal growth initiatives, particularly those that diversify our product mix, customer base and geographic locations and increase our sales of high-margin specialty products and value-added processing services.

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

We endeavor to acquire well-run businesses with strong customer relationships and solid reputations within the marketplace. Because of this, we find value in the acquired trade name and continue to use the business name and maintain the customer relationships.

Customers

Although we have many large original equipment manufacturer customers, the majority of our sales are to small machine shops and fabricators, in small quantities with frequent deliveries, ensuring as-needed logistics and helping them manage their working capital and credit needs more efficiently. Our metals service centers wrote and delivered over 4.6 million orders during 2023 or an average of 18,280 per day, with an average price of approximately $3,210 per order. Most of our metals service center customers are located within 200 miles of the metals service center serving them. The proximity of our service centers to our customers helps reduce total road miles and carbon emissions, promote efficient routing and provide quick delivery. With our fleet of approximately 1,750 trucks (some of which are leased), we are able to service many smaller customers and provide quick turnaround deliveries with approximately 40% of our orders delivered within 24 hours. We believe that maintaining our own fleet of trucks and drivers provides a competitive advantage as there has been a shortage of qualified drivers and third-party freight costs have been at elevated levels in recent years. Moreover, our order entry systems and flexible production scheduling enable us to meet customer requirements for short lead times and quick delivery. We believe long-term relationships with many of our customers significantly contribute to the success of our business with approximately 98% of our 2023 orders being from repeat customers. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining and expanding these relationships.

We have built and opened international locations to service specific industries, typically making limited investments to support existing key U.S. customers that also operate in those international markets. Accordingly, our exposure to risks associated with such investments is minimal. Sales from our foreign operations were 7% of our net sales for the year ended December 31, 2023, or $1.02 billion. However, sales to international customers (based on the shipping destination) were approximately 9% of our consolidated 2023 net sales, or $1.38 billion, with approximately 27%, or $372.2 million, to Canadian customers.

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

Due to our focus on small orders, decentralized operating structure and the diversity of the markets we serve, customer concentrations are not significant. Our largest customer represented only 1.0% of our net sales in 2023. In 2023, we generated sales greater than $30 million from only 31 customers.

Suppliers

We strategically purchase the majority of our inventory from the major domestic metals producers. Our U.S. operations do, however, also purchase minimal amounts of certain products from foreign producers. We have multiple suppliers for all of our products.

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

Competition

The metals service center industry is highly fragmented and competitive within localized areas or regions. Many of our competitors operate single, stand-alone service centers. According to IBISWorld Inc., there were approximately 11,200 metal wholesaling locations operated by approximately 8,800 companies in the U.S. in 2023. According to the MSCI reporting of U.S. metals service center industry shipments, our 2023 tons sold from our U.S. locations represented approximately 14.5% of the industry total compared to 14.2% in 2022. The significant number of metals service centers that exist in this fragmented market creates opportunities for us to expand by making acquisitions.

We have numerous competitors in each of our product lines and geographic locations, and competition is most frequently local or regional. Our domestic service center competitors are generally smaller than we are, but we also face strong competition from national, regional and local independent metals distributors and the mills themselves, some of which have greater resources than we do.

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

Human Capital

At December 31, 2023, we employed approximately 15,000 persons worldwide, of which approximately 13,400 were employed in the U.S. Our total workforce of approximately 15,500 persons at December 31, 2023 includes approximately 500 contract and temporary workers. We manage to align our workforce levels with the pace of business and management believes it has sufficient human capital to operate our business successfully.

As of December 31, 2023, approximately 12% of our employees were represented by unions under collective bargaining agreements. We have entered into collective bargaining agreements with 41 union locals at 52 of our locations. These collective bargaining agreements have not had a material impact on our revenues or profitability. From time to time, our collective bargaining agreements expire and come up for renegotiation. Approximately 700 employees are covered by 19 different collective bargaining agreements that expire in 2024 unless renewed.

We seek to create an environment that values the health, safety and wellbeing of our employees, their families and the communities in which we live and do business. We strive to equip our employees with the knowledge, skills and resources to maintain or improve their personal health, develop professionally and operate safely within our businesses. A highlight of our commitment to our employees is the inclusion of “People” as one of our six core values that represent key areas of focus for our company. For more information on the Company’s core values, see the Company’s Code of Conduct available at https://investor.reliance.com.

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

We utilize a mixture of indicators to assess the health and safety performance of our domestic operations. Lagging indicators include the Occupational Safety & Health Administration (“OSHA”) Total Recordable Incident Rate (“TRIR”) and average Department of Transportation Recordable Accident Rate per million miles (“DOT Rate”).

	Year Ended December 31,
	2023	2022	2021
Safety Indicator:
TRIR	1.96	1.61	2.12
DOT Rate	0.64	0.55	0.54

Our focus on safety is evident in our 2023 TRIR, which is lower than the MSCI average of 3.5 as reported in their most recent survey conducted in 2020. A lower TRIR means that fewer people are injured, and fewer lives are negatively impacted. We have not identified a universally accepted and annually updated benchmarking standard for DOT Rate.

●	Diversity, Equity and Inclusion

We believe that superior Company performance requires contributions from a diverse workforce that includes a variety of employee experiences, backgrounds, and characteristics. We are committed to providing fair and unbiased opportunities and hiring, developing and supporting a diverse and inclusive workplace. Our commitment to diversity and inclusion is also reinforced by our Code of Conduct, which prohibits employment discrimination or harassment based on race, color, sex (including pregnancy, childbirth and related medical conditions), national origin, religion, age, disability, genetic information, veteran status, sexual orientation, marital status, or any other characteristic protected by applicable law.

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

To help attract and retain the best employees, we strive to offer competitive compensation and best-in-class benefits. In addition to base salaries, our compensation programs can include annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare insurance and welfare benefits, health savings and flexible spending accounts. We believe that we provide industry-leading healthcare benefits to our employees and funded approximately 85% of the costs associated with our domestic employees’ health insurance coverage in 2023.

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

We maintain various quality certifications throughout our operations. Approximately 55% of our operating locations have earned International Organization for Standardization (ISO 9001:2015) certifications. Many of our locations maintain additional certifications specific to the industries they serve, such as aerospace, auto, nuclear, and others, including certain international certifications.

Government Regulation

Beyond our compliance requirements with environmental regulations, compliance with government regulations has not had and, based on laws and regulations currently in effect, is not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position.

Our operations are also subject to laws and regulations relating to workplace safety and worker health, principally the OSHA and related regulations, which, among other requirements, establish noise, dust and safety standards. We maintain comprehensive health and safety policies and train employees to follow established safety practices.

We are subject to the conflict mineral provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. We are required to undertake due diligence, disclose and report whether the products we sell originate from the Democratic Republic of Congo and adjoining countries. We verify with our suppliers the origins of all metals used in our products.

We sell metals to foreign customers from our domestic locations and operate metals service centers in 12 foreign countries, subjecting us to various countries’ trade regulations concerning the import and export of materials and finished products. Our operations are subject to the laws and regulations of the jurisdictions in which we conduct our business that seek to prevent corruption and bribery in the marketplace, including the U.S. Foreign Corrupt Practices Act (the “FCPA”)

and the United Kingdom’s Bribery Act 2010. We have developed and implemented company-wide export and anti-corruption policies designed to provide our employees clear statements of our compliance requirements and to ensure compliance with applicable export and anti-corruption regulations. For information about risks related to government regulation, please see the risk factors set forth under the caption Item 1A. “Risk Factors” including the Risk Factors captioned “We are subject to various environmental, employee safety and health, and customs and export laws and regulations, which could subject us to significant liabilities and compliance expenditures;” and “We operate internationally and are subject to exchange rate fluctuations, exchange controls, political risks and other risks relating to international operations.”

Environmental

We are not a metals producer or mill – we operate metals service centers. We believe that circularity and low emissions are key attributes of our business model. As a distributor and “first-stage” processor of metal products, our operations, by their nature, have a limited environmental impact as we do not emit significant amounts of carbon dioxide or other greenhouse gases.

The overwhelming majority of our operations involve the processing and distribution of inherently sustainable aluminum and steel products that we believe (i) are some of the most commonly-recycled materials on the planet—more than plastic, paper, and glass combined each year and (ii) can be 100% recycled without loss of quality. We reintroduced over 221,900 tons of recycled scrap material into the manufacturing life cycle in 2023.

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

As a processor and distributor of metals, and not a producer, we acknowledge and embrace our role in protecting the environment and continue to assess our impacts. Our strong desire is to identify and prioritize areas of improvement. In order to align our environmental initiatives with our broader strategy, we completed a materiality assessment to determine the environmental matters that are most critical to our business and our stakeholders. As a result of the materiality assessment, we determined that the most material environmental issues to our business are: (i) emissions from company-owned trucks that deliver our products; and (ii) our overall energy usage. We expect to update this materiality assessment on a periodic basis to ensure it reflects changes in our business and the external environment.

In addition, prolonged disruption in the supply and/or distribution of metals due to weather, climate change or, natural disasters connected to climate change could increase costs, limit the availability of materials critical to our operations and have a significant impact on operating results.

Available Information

We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains a website that contains reports, proxy statements and other information regarding issuers, including our Company, that file reports electronically with the SEC. The public can obtain any reports that we file with the SEC at https://sec.gov.

Our Investor Relations website is located at https://investor.reliance.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available, free of charge, through our website as soon as reasonably practical after we electronically file or furnish the reports to the SEC. Information about Reliance’s ESG-related programs and initiatives is available under the “ESG” section of the Company’s website. Additional corporate governance information, including our restated certificate of incorporation, amended and restated bylaws, principles of corporate governance, Board committee charters, code of conduct and anti-bribery and anti-corruption policy, is available under Corporate Governance in the “Investors” section of the Company’s website. We encourage investors to visit our website.

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

Risks Related to Our Business and Industry

The costs that we pay for metals fluctuate due to a number of factors beyond our control, and such fluctuations could adversely affect our operating results, particularly decreases in metals prices.

We purchase large quantities of aluminum, carbon, stainless and alloy steel and other metals, which we sell to a variety of customers. Our profitability is largely dependent upon the prices of the steel, aluminum and other metals we sell our customers. The price of metals we purchase and the price we charge our customers for the products we sell fluctuate based on many factors outside of our control, including general economic conditions (both domestic and international), competition, production levels, raw material costs, customer demand levels, import duties and other trade restrictions, currency fluctuations and surcharges imposed by our suppliers.

Pricing for our products generally has a much more significant impact on our results of operations than customer demand levels. If pricing declines, we will typically generate lower levels of gross profit and pretax income dollars. In addition, changes in metals prices that lower our gross profit margin can adversely affect our operating results. When metal prices decrease, we often cannot replace our higher cost inventory with the lower cost metal at a rate that would allow us to maintain a consistent gross profit margin, which would reduce our profitability during that interim period.

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

We maintain substantial inventories of metal to accommodate the short lead times and delivery requirements of our customers. Our customers typically purchase products from us pursuant to purchase orders and typically do not enter into long-term purchase agreements or arrangements with us. Accordingly, we purchase metal in quantities we believe to be appropriate to satisfy the anticipated needs of our customers based on information derived from customers, market conditions, historic usage and industry research. Commitments for metal purchases are generally at prevailing market prices in effect at the time orders are placed or at the time of shipment. During periods of rising metal costs, our results may be negatively impacted by increases in the costs of the metals we purchase if we are unable to make equivalent increases in the selling prices of the products we sell. In addition, when metal prices decline, our selling prices generally decline and, as we sell inventory purchased at higher costs, results in lower gross profit margins and gross profit. Consequently, during periods in which we sell this existing inventory, the effects of changing metal prices could adversely affect our operating results.

Global economic conditions, including inflation, elevated interest rates, infectious disease and supply chain disruptions, have adversely affected, and could continue to adversely affect, our operations.

Our financial condition and results of operations are impacted by global markets and economic conditions over which we do not have control. A general global economic downturn or other adverse macroeconomic trends, including heightened inflation, capital markets volatility, currency rate fluctuations, an economic slowdown or recession, or a slowing or stalled recovery therefrom, have in the past resulted in and may in the future result in unfavorable conditions that negatively affect demand and selling prices for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations.

In addition, the Federal Reserve in the U.S. and other central banks in various countries have raised interest rates in response to concerns about inflation, which, coupled with volatility in financial markets and the possibility that such rates may remain elevated for longer than expected, has had and may continue to have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation have resulted in recessionary pressures in many parts of the world.

We believe recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our operations. If such pressures increase our operating costs and we are unable to increase our gross profit at a similar rate due to decreases in demand, lack of mill price increases, our inability to pass any increases in metals replacement costs to our customers, or otherwise, our operating income margins would decline and our business, financial condition and results of operations could be adversely affected.

The war in Ukraine has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby, including in the global steel market. These disruptions caused by the invasion have included, and may continue to include, political, social, and economic disruptions and uncertainties and material increases in certain commodity prices that may affect our business operations. In addition, the duration and impact of the evolving conflict surrounding Israel and Gaza is unknown but is likely to have global economic and political ramifications.

In 2020, our operations were adversely affected by the impacts of the COVID-19 pandemic and related macroeconomic effects. Other outbreaks of contagious diseases, or other adverse public health developments in countries where we operate or our customers are located, could similarly adversely affect our business, results of operations and financial condition in the future.

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

On March 1, 2018, the U.S. announced a plan to indefinitely impose a 25 percent tariff on certain imported steel products and a 10 percent tariff on certain imported aluminum products under Section 232 of the Trade Expansion Act of 1962 (the “Section 232”) tariffs. These Section 232 tariffs were imposed on national security grounds and addressed imported steel that was being unfairly traded by certain foreign competitors at artificially low prices. In retaliation against the Section 232 tariffs, the European Union subsequently imposed its own tariffs against certain steel products and other goods imported from the U.S. In recent years, negotiations between the U.S. government and other governments have resulted in revisions to these measures. To the extent these tariffs and other trade actions result in a decrease in international demand for steel and aluminum produced in the U.S. or otherwise negatively impact demand for our products, our business may be adversely impacted.

We expect that these tariffs, while in effect, will discourage metal imports from non-exempt countries. These tariffs have had a favorable impact on the prices of the products we sell and our results of operations. If these or other tariffs or duties expire or if others are relaxed or repealed, or if relatively higher U.S. metal prices make it attractive for foreign metal producers to export their products to the U.S., despite the presence of duties or tariffs, the resurgence of substantial imports of foreign metal could create downward pressure on U.S. metal prices. In recent years, the U.S. government agreed to modified tariff rate quota systems with each of the European Union, Japan and the United Kingdom that allow more imports from those trading partners to enter the U.S. market free of Section 232 tariffs. The U.S. government may also negotiate reductions or eliminations of Section 232 duties with other trading partners. If the Section 232 measures are further removed or substantially lessened, whether through legal challenge, legislation, executive action or otherwise, imports of foreign metals would likely increase and metal prices in the U.S. would likely fall, which could materially adversely affect our revenues, financial results and cash flows.

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

There also has been increased stakeholder focus, including by U.S. and foreign governmental authorities, investors, customers, media and nongovernmental organizations, on environmental sustainability matters, such as climate change, the reduction of greenhouse gases and water consumption. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in taxes, restrictions on or increases in the costs of supplies, transportation and utilities, any of which could increase our operating costs, and necessitate future investments in facilities and equipment. Further, our customers may impose emissions reduction or other environmental standards and requirements. As a result, we may experience increased compliance burdens and the sourcing of our products may be adversely affected. These risks also include the increased pressure to make commitments, set targets, or establish additional goals to take actions to meet them, which could expose us to market, operational, execution and reputational costs or risks.

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

As a result of increasingly stringent regulatory requirements, designers, engineers and industrial manufacturers, especially those in the automotive industry, may be increasing their use of lighter weight and alternative materials, such as composites, plastics, glass and carbon fiber. In addition, higher sustained market prices of metal products could cause new alternative material producers to enter the market. New or increased use of such materials could reduce the demand for metal products, which may reduce our profitability and cash flow.

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

Since our initial public offering in September 1994, we have successfully purchased 73 businesses. We continue to evaluate acquisition opportunities and expect to continue to grow our business through acquisitions in the future. Risks we may encounter in acquisitions include:

●	the acquired company may not perform as anticipated or expected strategic benefits may not be realized, which could result in an impairment charge or otherwise impact our results of operations;

●	we may not realize the anticipated increase in our revenues if a larger than predicted number of customers decline to continue purchasing products from us;

●	we may have to delay or not proceed with a substantial acquisition if we cannot obtain the necessary regulatory approval or funding to complete the acquisition in a timely manner;

●	we may significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or assume existing debt of an acquired company, which, among other things, may result in a downgrade of our credit ratings;

●	we may have increased inventory exposure for a short time period if the acquired company has significant amounts of material on order;

●	our relationship with current and new employees, customers and suppliers could be impaired;

●	our safety performance may decline, and our incidence rates increase;

●	our due diligence process may fail to identify risks that could negatively impact our financial condition;

●	we may lose anticipated tax benefits or have additional legal or tax exposures if we have prematurely or improperly combined entities;

●	we may face contingencies related to product liability, intellectual property, financial disclosures, environmental issues, violations of regulations/policies, tax positions and accounting practices or internal controls;

●	the acquisition may result in litigation from terminated employees or third parties;

●	our management’s attention may be diverted by transition or integration issues;

●	costs and investments in excess of our expectations may be required to implement necessary compliance processes and related systems, including IT systems, accounting systems and internal controls over financial reporting;

●	we may pay more than the acquired company is worth;

●	we may assume substantial additional environmental exposures, commitments, contingencies and remediation and reclamation projects; and

●	we may undertake acquisitions financed in part through public offerings or private placements of debt or equity securities, or other arrangements. Such acquisition financing could result in a decrease in our earnings and adversely affect other leverage measures. If we issue equity securities or equity-linked securities, the issued securities may have a dilutive effect on the interests of the holders of our common stock.

These factors could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or the completion of a number of acquisitions in any short period of time.

In addition, most of the acquisition agreements we have entered into require the former owners to indemnify us against certain liabilities related to the operation of those companies before we acquired them. In most of these agreements, however, the liability of the former owners is limited, and certain former owners may be unable to meet their indemnification responsibilities. Similarly, the purchasers of our non-core businesses may from time to time agree to indemnify us for operations of such businesses after the closing. We cannot be assured that any of these indemnification provisions will fully protect us, and as a result we may face unexpected liabilities that adversely affect our consolidated results of operations, financial condition and cash flows.

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

We are subject to foreign, federal, state and local environmental laws and regulations concerning air emissions, wastewater discharges, underground storage tanks and solid and hazardous waste disposal at or from our facilities. Our operations are also subject to various employee safety and health laws and regulations, including those concerning occupational injury and illness, employee exposure to hazardous materials and employee complaints. We are also subject to customs and export laws and regulations for international shipment of our products. Environmental, employee safety and health, and customs and export laws and regulations are comprehensive, complex and frequently changing. Some of these laws and regulations are subject to varying and conflicting interpretations. We are subject from time to time to administrative and/or judicial proceedings or investigations brought by private parties or governmental agencies with respect to environmental matters, employee safety and health issues or customs and export issues. Proceedings and investigations with respect to environmental matters, any employee safety and health issues or customs and export issues could result in substantial costs to us, divert our management’s attention and result in significant liabilities, fines or the suspension or interruption of our operating activities. Some of our current properties are located in industrial areas with histories of heavy industrial use. The location of these properties may require us to incur environmental expenditures and to establish accruals for environmental liabilities that arise from causes other than our operations. In addition, we are currently remediating contamination in connection with a certain property related to activities at former manufacturing operations of a subsidiary we acquired. Future events, such as changes in existing laws and regulations or their enforcement, new laws and regulations or the discovery of conditions not currently known to us, could result in material environmental or export compliance or remedial liabilities and costs, constrain our operations or make such operations more costly.

We operate internationally and are subject to changes in tax rates, exchange rate fluctuations, exchange controls, political risks and other risks relating to international operations.

Seven percent of our 2023 consolidated net sales were from operations outside the U.S., subjecting us to the risks of doing business on a global level. These risks include changes in tax rates, fluctuations in currency exchange rates, economic instability and disruptions, restrictions on the transfer of funds and the imposition of duties and tariffs. Additional risks from our multinational business include transportation delays and interruptions, war, terrorist activities, epidemics, pandemics, political instability, import and export controls, local regulation, changes in governmental policies, inflation, labor unrest and current and changing regulatory environments. International political and military conflict, such as the war in Ukraine, increasing tensions between Taiwan and China, or evolving events in Israel and Gaza could materially adversely affect the global economy. In addition, government policies on international trade and investment such as import quotas, tariffs, and capital controls, whether adopted by individual governments or addressed by regional trade blocs, can affect the demand for our customers’ products and services. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which our customers sell large quantities of products and services could negatively impact our business, results of operations and financial condition. The Organization for Economic Cooperation and Development (“OECD”) has created a framework among 140 countries with the objective of implementing a global minimum effective tax rate of 15%. While we do not anticipate a material impact to our effective income tax rate under these changes, as additional jurisdictions adopt this legislation and the rules continue to evolve, our effective income tax rate and income taxes paid could increase in future years.

Our operating results could be negatively affected by the global laws, rules and regulations, as well as political environments in the jurisdictions in which we operate. For example, we are subject to the FCPA, and similar worldwide anti-bribery laws in non-U.S. jurisdictions such as the United Kingdom’s Bribery Act 2010, which generally prohibit companies and their intermediaries from corruptly paying, offering to pay, or authorizing the payment of money, a gift, or anything of value, to a foreign official or foreign political party, for purposes of obtaining or retaining business. A company can be held liable under these anti-bribery laws not just for its own direct actions, but also for the actions of its foreign subsidiaries or other third parties, such as agents or distributors. In addition, we could be held liable for actions taken by employees or third parties on behalf of a company that we acquire. If we fail to comply with the requirements under these laws and regulations, we may face possible civil and/or criminal penalties, which could have a material adverse effect on our business or financial results.

We rely on information management systems and any damage, interruption or compromise of our information technology management systems, networks or data could disrupt and harm our business.

We rely upon information technology systems and networks in connection with the operation of our business, some of which are managed by third parties, to process, transmit and store electronic information. These systems and networks may include operational technology systems that we use to operate and manage our equipment and inventory. Additionally, we collect and store data that is sensitive to our company, including proprietary business information and the personal information of our employees, customers or others. Operating these information technology systems and networks and processing and maintaining this data, in a secure manner, is critical to our business operations and strategy. Our information management systems and the data contained therein are vulnerable to threats and disruption, including interruption due to power loss, system and network failures, operator negligence and similar causes.

In addition, our systems and data are susceptible to cybersecurity incidents, such as viruses, malware, ransomware and other cybersecurity attacks. Cybersecurity attacks are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced threats. These threats pose a risk to the security of our information technology systems and networks and the confidentiality, availability and integrity of our data. We have experienced cybersecurity events such as viruses and attacks on our IT systems. To date, none of these events has had a material impact on our operations or financial results.

Despite our efforts to protect our systems, networks and data, we cannot guarantee protection from all cybersecurity incidents, including theft, misplaced or lost data, programming errors, or employee errors that could potentially lead to the compromise of such data, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. Furthermore, data protection laws and regulations around the world often require “reasonable,” “appropriate” or “adequate” technical and organizational security measures, and the interpretation and application of those laws and regulations are often uncertain and evolving; there can be no assurance that our security measures will be deemed adequate, appropriate or reasonable by a regulator or court. Moreover, even security measures that are deemed appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to protect the information we maintain.

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

Various federal, state, and foreign laws and regulations as well as industry standards and contractual obligations govern the collection, use, retention, protection, disclosure, cross-border transfer, localization, sharing, and security of the data we receive from and about our customers, employees, suppliers, and other individuals. The regulatory environment for the collection and use of personal information for companies is evolving in the U.S. and internationally.

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

We had approximately 15,000 employees worldwide as of December 31, 2023. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. A significant increase in minimum wage or overtime rates in jurisdictions where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our profitability.

We face certain risks associated with potential labor disruptions.

Approximately 12% of our employees are covered by collective bargaining agreements and/or are represented by unions or workers’ councils. Approximately 700 employees are covered by 19 different collective bargaining agreements that expire in 2024 unless renewed. While we believe that our relations with our employees are generally good, we cannot provide assurances that we will be completely free of labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes, lockouts or that any existing labor disruption will be favorably resolved. We could incur additional costs and/or experience work stoppages that could adversely affect our business operations through a loss of revenue and strained relationships with customers.

Risks Related to our Indebtedness

Our indebtedness could impair our financial condition or cause a downgrade of our credit rating and reduce the funds available to us for other purposes and our failure to comply with the covenants contained in our debt instruments could result in an event of default that could adversely affect our operating results.

We have substantial debt service obligations. As of December 31, 2023, we had aggregate outstanding indebtedness of approximately $1.15 billion. This indebtedness could adversely affect us in the following ways:

●	additional financing may not be available to us in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes and, if available, may be considerably more costly than our current debt service costs;

●	a significant portion of our cash flow from operations must be dedicated to the payment of interest and principal on our debt, which reduces the funds available to us for our operations, dividends and share repurchases or other purposes;

●	our leverage may increase our vulnerability to economic downturns and limit our ability to withstand adverse events in our business by limiting our financial alternatives; and

●	our ability to capitalize on significant business opportunities, including potential acquisitions, and to plan for, or respond to, competition and changes in our business may be limited due to our indebtedness.

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

Our acquisition strategy and growth-related capital expenditures may require access to external capital, and limitations on our access to external financing sources could impair our ability to grow.

We may have to rely on external financing sources, including commercial borrowings and issuances of debt and equity securities, to fund our acquisitions and growth-related capital expenditures. Limitations on our access to external financing sources, whether due to tightened capital markets, available capital with unfavorable interest rates or otherwise, could impair our ability to execute our growth strategy.

Because all of our available borrowing capacity on our revolving credit facility bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, if we increase our leverage in the future, we are vulnerable to increases in interest rates.

As of December 31, 2023, we had an insignificant amount of variable interest rate debt outstanding. However, as of December 31, 2023, we had approximately $1.5 billion available for borrowing on our revolving credit facility at variable interest rates. We currently do not use derivative financial instruments to manage the potential impact of interest rate risk. Accordingly, if we borrow on our revolving credit facility, our interest expense will fluctuate based on the Secured Overnight Financing Rate and other variable interest rates.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Risk Management and Strategy

Reliance has implemented processes for assessing, identifying and managing material risks from cybersecurity threats, which are integrated into the Company’s overall enterprise risk management systems and processes. The Company’s cybersecurity risk program is largely based on the U.S. National Institute for Standards and Technology (“NIST”) cybersecurity framework and other applicable industry frameworks. The Company regularly assesses the threat landscape and takes a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and containment. The Company has also engaged third parties in connection with the assessment and advancement of its cybersecurity risk management processes. We undertake regular vulnerability scanning, periodic penetration testing and maturity assessments with the support of third parties; vulnerabilities are subsequently addressed based on risk/benefit analyses.

To support our preparedness, we have constituted a Cybersecurity Review Committee (“CRC”) and adopted a written cybersecurity incident response plan (“CIRP”). In the event of a cybersecurity incident, our CRC refers to our CIRP and existing management internal controls processes. Pursuant to these prescribed processes, designated personnel are responsible for assessing the severity of the incident and any associated threats, containing and resolving the incident as quickly as possible, managing any damage to the Company’s systems and networks, minimizing the impact on the Company’s stakeholders, analyzing and executing upon reporting obligations, escalating information about the incident to senior management and potentially representatives from the Board, as appropriate, and performing post-incident analysis and program enhancements, as needed. We perform tabletop exercises to test our incident response procedures, identify cybersecurity gaps and vulnerabilities and improvement opportunities and exercise team preparedness.

Reliance mandates regular cybersecurity training for employees and applicable contractors and considers this a critical step in safeguarding the Company’s data and assets. The training is designed to provide employees and contractors with a baseline understanding of cybersecurity fundamentals to prevent security breaches and safely identify potential threats. The course includes enhancements to strengthen our defensive stance against the increasing number and sophistication of cyberattacks worldwide and also includes interactive modules covering various cyberattack methodologies, including insider attacks, phishing and other email attacks, malware attacks, data protection, data handling, password protections, cloud and internet security and cybersecurity fundamentals for mobile devices. We take a risk-based approach with respect to our use and oversight of third-party service providers, using a number of means to assess cyber risks related to our third-party service providers, including vendor questionnaires, conducting due diligence in connection with onboarding new vendors, and negotiating for cybersecurity-related terms in vendor agreements as appropriate. We also seek to collect and assess cybersecurity audit reports and other supporting documentation when available.

Cybersecurity Risks

Like other complex corporations, Reliance is the target of cyber-attacks from time to time. However, since January 1, 2021 (the first date covered by the financial statements presented in this Form 10-K) we have not experienced any cybersecurity incident that has materially affected or is reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For additional information about risks related to cybersecurity, please see the risk factor set forth under the caption Item 1A. “Risk Factors" the Risk Factor captioned “We rely on information management systems and any damage, interruption or compromise of our information technology management systems, networks or data could disrupt and harm our business.”

Governance

Roles and Responsibilities

Cybersecurity is an important element of our risk management processes and an area of particular focus for Reliance’s Board of Directors and management. The Company’s Sr. Director, Information Security (“ISD”) serves as single point of communication and coordination for protecting the Company and its digital information. The ISD performs an initial assessment of each reported cyber incident and escalates all non-trivial cybersecurity incidents and risks to the CRC. The CRC is primarily responsible for assessing and managing material risks from cybersecurity threats and is comprised of a cross-functional team including the ISD, the Chief Information Officer (“CIO”) as well as senior representatives from the Company’s risk management, finance and legal functions. The ISD has 17 years of cybersecurity experience, including 6 years with Reliance. The ISD maintains industry recognized credentials relevant to his role.

The Board, acting through its committee structure, is responsible for overseeing management’s implementation and execution of the enterprise risk management processes and for coordinating the outcome of reviews by Committees in their respective risk areas. Although each Committee is responsible for overseeing the management of certain risks, the full Board is regularly informed by the Committees about these risks. This helps enable the Board and the Committees to coordinate risk oversight and the relationships among the various risks faced by the Company, including cybersecurity risk. Directors with experience overseeing and managing risk management processes play a critical role in the Board’s oversight of our enterprise risk management processes.

The full Board has designated the Audit Committee to be responsible for oversight of cybersecurity risk. The Audit Committee receives regular reports from the CIO and the ISD that may discuss topics such as prior assessments, cybersecurity trends, prior cybersecurity events, and planned enhancements. In addition, the Audit Committee also receives regular periodic reports regarding information technology general controls in connection with its oversight of internal control over financial reporting. The Chair of the Audit Committee regularly briefs the full Board on these matters.

Item 2.  Properties

As of December 31, 2023, we operated a network of over 315 locations in 40 U.S. states and 12 foreign countries. In the opinion of management, all of our facilities are in good condition and are adequate for our existing operations. These facilities currently operate at about 50-60% of capacity based upon a 24-hour seven-day week, with each location averaging approximately two shifts operating at full capacity for a five-day work week. We have the ability to increase our operating capacity significantly without further investment in facilities or equipment if demand levels increase.

We leased 86 of our metals service center facilities as of December 31, 2023. In addition, we have ground leases and other leased spaces, such as depots, sales offices and storage, totaling 6.0 million square feet. Total square footage on all company-owned properties is approximately 31.0 million and represents approximately 84% of the aggregate square footage of our operating facilities. Our leases of facilities and other spaces expire at various times through 2045 and certain ground leases expire at various times through 2068.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is owned by 163 stockholders of record as of February 23, 2024. Our common stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “RS” for approximately 30 years since our September 16, 1994 initial public offering. Our stockholders of record exclude those stockholders whose shares are held for them in street name through banks, brokers or other nominee accounts.

We have paid quarterly cash dividends on our common stock for 64 consecutive years and have never reduced or suspended our regular quarterly dividend. In February 2024, our Board of Directors increased the regular quarterly dividend amount 10.0% to $1.10 per share from $1.00 per share. We have increased our regular quarterly dividend rate 31 times since our IPO in 1994. Further increases in the quarterly dividend rate will be evaluated by the Board based on conditions then existing, including our earnings, cash flows, financial condition and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and expansion of our businesses. We cannot assure you that any dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency as paid in the past. Our payment of dividends in the future will depend on business conditions, our financial condition, earnings, liquidity and capital requirements and other factors.

On October 24, 2023, our Board of Directors renewed our then existing share repurchase program to increase the remaining repurchase authorization from $261.5 million to $1.5 billion effective October 30, 2023. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. We repurchase shares of our common stock from time to time pursuant to a combination of one or more open market repurchases and transactions structured through investment banking institutions in reliance upon Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act.

During 2023, we repurchased approximately 1.9 million shares of our common stock under our repurchase program at an average cost of $255.30 per share, for a total of $479.5 million. As of December 31, 2023, we had remaining authorization under the program to repurchase $1.44 billion of shares of our common stock.

Our share repurchase activity during the three months ended December 31, 2023 was as set forth below:

			Total Number of	Maximum Dollar
	Total Number	Average Price	Shares Purchased	Value That May
	of Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan
				(in millions)
October 1 - October 31, 2023	811,380	$253.78	811,380	$1,474.2
November 1 - November 30, 2023	118,717	$262.75	118,717	$1,443.0
December 1 - December 31, 2023	12,310	$264.61	12,310	$1,439.7
Total	942,407	$255.05	942,407

The table above excludes taxes paid for shares withheld to settle employees’ tax withholding obligations related to net share settlements upon the vesting of restricted stock units.

Information relating to compensation plans under which our equity securities are authorized for issuance will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be held on May 15, 2024 and is incorporated herein by reference.

Stock Performance Graph

This graph is not deemed to be “filed” with the United States Securities and Exchange Commission (“SEC”) or subject to the liabilities of Section 18 of the Exchange Act and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

The following graph compares the performance of our common stock with that of the S&P 500, the Russell 2000 and an industry peer group consisting of publicly-traded metals service center companies (the “industry peer group”) for the five-year period from December 31, 2018 through December 31, 2023. The graph assumes, in each case, that an initial investment of $100 is made at the beginning of the five-year period. The cumulative total return reflects market prices at the end of each year and the reinvestment of dividends. Since there is no nationally-recognized industry index consisting of metals service center companies to be used as a peer group index, Reliance constructed the industry peer group. As of December 31, 2023, the industry peer group consisted of Olympic Steel Inc., which has securities listed for trading on NASDAQ; Ryerson Holding Corporation, Worthington Enterprises, Inc., each of which has securities listed for trading on the NYSE; and Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange. The returns of each member of the industry peer group are weighted according to that member’s stock market capitalization.

In December 2023, Worthington Industries, Inc., which was included in the industry peer group at December 31, 2022, split into Worthington Enterprises, Inc. and Worthington Steel, Inc. The newly traded Worthington Steel, Inc. common stock received by the holders of Worthington Enterprises, Inc. common stock at the distribution date is not included in the cumulative total return of the industry peer group.

The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return Among Reliance, Inc.,
the S&P 500 Index, the Russell 2000 Index and an Industry Peer Group

Copyright© 2024 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2024 Russell Investment Group. All rights reserved.

	2018	2019	2020	2021	2022	2023
Reliance, Inc.	$100.00	$172.25	$176.56	$243.33	$309.10	$433.66
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85
Industry Peer Group	100.00	97.06	114.15	169.33	149.98	205.95

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

Overview

In 2023, our earnings per diluted share of $22.64 and operating cash flow of $1.67 billion were the second highest in our history.

Tons sold increased 3.7% in 2023 compared to 2022 due to healthy demand in our key end markets, including non-residential construction (our largest end market), automotive and aerospace, as well as contributions from our organic growth activities. The increase in our tons sold in 2023 significantly outperformed the 1.5% increase in shipments for the industry as reported by the Metals Service Center Institute (“MSCI”).

Our net sales of $14.81 billion declined 13.0% in 2023 compared to record levels of $17.03 billion in 2022 due to a decline in our average selling price per ton sold of 16.4% that was partially offset by an increase in our tons sold.

We believe record metals pricing in 2022 was largely driven by supply chain disruptions caused by the onset of the conflict between Russia and Ukraine, labor supply and microchip shortages, and impacts of the COVID-19 pandemic, including the omicron variant surge and lockdowns in China.

Gross profit margin of 30.7% in 2023 compared to 30.8% in 2022.

Second highest annual earnings per diluted share of $22.64 in 2023 compared to record earnings per diluted share of $29.92 in 2022. Lower gross profit, driven by lower metals prices that outweighed an increase in tons sold, contributed to a decrease in earnings per share from our 2022 record.

Cash flow from operations of $1.67 billion in 2023, also the second highest in our history, decreased from a record $2.12 billion in 2022 due to lower profitability, partially offset by lower working capital needs.

Organic growth activities were substantially comprised of capital expenditures of $468.8 million in 2023 compared to $341.8 million in 2022. We also acquired Southern Steel Supply, LLC (“Southern Steel”) in May 2023.

Returns to stockholders totaled $717.6 million in 2023, comprised of $238.1 million of cash dividends and $479.5 million of share repurchases.

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

Pricing for our products generally has a much more significant impact on our results of operations than customer demand levels. As discussed above, our record profitability in 2022 was mainly driven by increases in metals prices to record levels and to a lesser extent the moderate increase in our tons sold. Our revenues generally increase as a result of pricing increases as overall customer demand is not usually impacted by typical mill pricing increases, although customer buying patterns may change. Our selling prices generally increase when the cost of the metals we purchase increase as we are typically able to pass higher prices on to our customers. If prices increase and we maintain the same gross profit percentage, we generate higher levels of gross profit and pretax income dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pretax income dollars. For more information, see Item 1A. “Risk Factors”.

In addition, when volume or pricing increases, our working capital requirements typically increase which decreases operating cash flow. Conversely, when customer demand falls, our working capital needs typically decrease which has the effect of increasing operating cash flow.

Acquisitions

2024 Acquisitions

On February 1, 2024, we acquired Cooksey Iron & Metal Company (“Cooksey Steel”), a metals service center that processes and distributes finished steel products, including tubing, beams, plates and bars, with cash on hand. Headquartered in Tifton, Georgia, Cooksey Steel operates three locations, servicing a diverse range of customers in Georgia, Florida, Alabama and South Carolina.

On February 14, 2024, we announced that we had entered into a definitive agreement to acquire American Alloy Steel, Inc. (“American Alloy”) subject to regulatory approval and other customary closing conditions, which have not yet occurred. American Alloy is headquartered in Houston, Texas and is a distributor of specialty carbon and alloy steel plate and round bar, including pressure vessel quality (PVQ) material.

Combined unaudited revenues for Cooksey Steel and American Alloy for the twelve months ended December 31, 2023 were approximately $400 million.

2023 Acquisition

On May 1, 2023, we acquired Southern Steel with cash on hand. Southern Steel is headquartered in Memphis, Tennessee and offers merchant and structural steel, pipe and tube, steel plate, ornamental products and laser cut and fabricated parts. Included in our net sales for the year ended December 31, 2023 were net sales of $30.6 million from Southern Steel.

2021 Acquisitions

In the fourth quarter of 2021, we acquired each of United Pipe & Steel Corp. (formerly known as Merfish United, Inc.), Admiral Metals Servicenter Company, Incorporated, Nu-Tech Precision Metals Inc. and Rotax Metals Inc. with cash on hand for a combined transaction value of $440.3 million. Included in our net sales for the year ended December 31, 2023 were combined net sales of $722.1 million from our 2021 acquisitions.

Internal Growth Activities

We continued to maintain our focus on internal growth by building new facilities, expanding existing facilities, replacing leased facilities with those we own and adding to our processing capabilities, upgrading processing equipment, improving the safety and energy efficiency of our operations and enhancing the working environments of our employees. Our capital expenditure budgets have been at historically high levels in recent years. Our 2024 capital expenditure budget is approximately $425 million.

We have made significant capital expenditure investments totaling approximately $2.2 billion over the past nine years. These significant investments have expanded our value-added processing capabilities that our managers in the field have successfully leveraged to increase the percentage of our orders with value-added processing, which has significantly contributed to increased gross profit margins compared to our historical range. In 2023 and 2022, we performed value-added processing on approximately 50% to 51% of the orders we shipped, significantly higher than our historical range of 40% to 45%, with a gross profit margin of 30.7% in 2023 that was approximately 400 basis points higher than our historical range of 25% to 27%. For reference, in 2014 and 2013, our value-added processing percentages/gross profit margins were 45%/25.1% and 40%/26.0%, respectively.

We believe that our ability to make significant investments in processing equipment and facilities provides a competitive advantage for us, as we can provide our customers with a higher quality product and expand our services to them. We believe many metals service center company competitors do not have the ability to expand their processing services in response to their customers’ needs as quickly and at the same scale as Reliance.

Results of Operations

The following sets forth certain income statement data for each of the last three years ended December 31, 2023 (dollars are shown in millions, except per share amounts, and certain percentages may not calculate due to rounding):

	Year Ended December 31,
	2023		2022		2021
		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$14,805.9	100.0%	$17,025.0	100.0%	$14,093.3	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)(1)	10,258.6	69.3	11,773.7	69.2	9,603.0	68.1
Gross profit(2)	4,547.3	30.7	5,251.3	30.8	4,490.3	31.9
Warehouse, delivery, selling, general and administrative expense (“SG&A”)	2,562.4	17.3	2,504.2	14.7	2,306.5	16.4
Depreciation and amortization expense	245.4	1.7	240.2	1.4	230.2	1.6
Impairment of intangible assets	—	—	—	—	4.7	—
Operating income	$1,739.5	11.7%	$2,506.9	14.7%	$1,948.9	13.8%

Net income attributable to Reliance	$1,335.9	9.0%	$1,840.1	10.8%	$1,413.0	10.0%
Diluted earnings per share attributable to Reliance stockholders	$22.64		$29.92		$21.97
(1)	Cost of sales included $8.1 million and $13.7 million of amortization of inventory step-up to fair value adjustments in 2022 and 2021, respectively, relating to our 2021 acquisitions.

(2)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net Sales

	Year Ended December 31,			Percentage
	2023	2022	Change	Change

	(dollars in millions; tons in thousands)
Net sales	$14,805.9	$17,025.0	$(2,219.1)	(13.0)%
Tons sold	5,779.2	5,570.8	208.4	3.7%
Average selling price per ton sold	$2,570	$3,073	$(503)	(16.4)%

Our tons sold and average selling price per ton sold exclude our tons toll processed. Our average selling price per ton sold includes intercompany transactions that are eliminated from our consolidated net sales.

Our 2023 net sales declined from 2022 record levels due to declines in our average selling price per ton sold that were partially offset by increases in tons sold. The increases in our tons sold were due to healthy demand in our key end markets, including non-residential construction (our largest end market), aerospace, and automotive as well as contributions from our organic growth activities.

Our average selling price per ton sold peaked in the second quarter of 2022 and subsequently declined thereafter, including throughout 2023. We believe record metals pricing in 2022 was largely driven by supply chain disruptions caused by the onset of the conflict between Russia and Ukraine, labor supply and microchip shortages, and impacts of the COVID-19 pandemic, including the omicron variant surge and lockdowns in China.

Since we primarily purchase and sell our inventories in the spot market, our average selling prices generally fluctuate similarly with the changes in the costs of the various metals we purchase; the mix of products sold can also have an impact on our overall average selling price per ton sold. As carbon steel sales represented 53% of our gross sales in 2023, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold. Year-over-year changes in the selling prices of our major commodity products and related mix of our tons sold are presented below:

	Change in	Change in
	Average Selling	Percentage of
	Price Per	Total
	Ton Sold	Tons Sold
Carbon steel	(19.0)%	1.0%
Aluminum	(6.6)%	(0.3)%
Stainless steel	(10.6)%	(0.7)%
Alloy	5.1%	(0.3)%

Cost of Sales and Gross Profit

	Year Ended December 31,
	2023		2022
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Cost of sales	$10,258.6	69.3%	$11,773.7	69.2%	$(1,515.1)	(12.9)%
Gross profit	$4,547.3	30.7%	$5,251.3	30.8%	$(704.0)	(13.4)%
LIFO income	$(164.5)	(1.1)%	$(76.6)	(0.4)%	$(87.9)

Gross profit in 2023 decreased from 2022 mainly due to lower sales as a result of a decrease in average selling price per ton sold that exceeded the increase in tons sold.

In addition, we record in cost of sales non-cash adjustments to our LIFO method inventory valuation reserve that, in effect, reflects cost of sales at current replacement costs. The inventory caption of our consolidated balance sheet included a LIFO method inventory valuation reserve of $579.3 million at December 31, 2023.

Furthermore, cost of sales in 2022 included $8.1 million of non-recurring amortization of inventory step-up to fair value adjustments related to our 2021 acquisitions that decreased gross profit margin by 10 basis points.

We were able to achieve stable gross profit margins despite the significantly different metals pricing environments in 2023 and 2022, with our year-over-year average selling price per ton sold declining 16.4% in 2023 compared to an 18.5% increase in 2022. We believe that our gross profit margins are supported by our product diversity, small order sizes, investments in value-added processing capabilities and healthy demand in the majority of end markets we serve.

See “Net Sales” above for further discussion on product pricing trends.

Expenses

	Year Ended December 31,
	2023		2022
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
SG&A expense	$2,562.4	17.3%	$2,504.2	14.7%	$58.2	2.3%
Depreciation & amortization expense	$245.4	1.7%	$240.2	1.4%	$5.2	2.2%

Our SG&A expense is made up largely of  compensation costs (approximately 60-65% historically), which fluctuate based on changes in our headcount levels in response to demand levels and general inflation, and the level of incentive-based compensation.

The increase in our SG&A expense in 2023 compared to 2022 was mainly due to higher variable costs associated with an increase in our tons sold, including increased headcount, and inflationary impacts on wages, which were partially offset by lower incentive-based compensation.

Our 2023 SG&A expense as a percentage of sales increased compared to 2022 mainly due to lower sales levels.

Operating Income

	Year Ended December 31,
	2023		2022
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Operating income	$1,739.5	11.7%	$2,506.9	14.7%	$(767.4)	(30.6)%

The decrease in our operating income in 2023 as compared to 2022 was mainly a result of lower gross profit, driven by a lower average selling price per ton sold that outweighed an increase in tons sold, along with moderate increases in volume-related SG&A expenses and inflationary impacts on wages.

Our 2023 gross profit margin was generally consistent with 2022 and consequently the decrease in our operating income margin in 2023 from a record level in 2022 was mainly due to lower net sales that decreased operating leverage of our SG&A expense.

See “Net Sales” above for discussion of trends in demand and product costs and “Expenses” for trends in our operating expenses.

Other (Income) Expense, Net

	Year Ended December 31,
	2023		2022
		% of		% of	Dollar
	$	Net Sales	$	Net Sales	Change

	(dollars in millions)
Other (income) expense, net	$(41.3)	(0.3)%	$14.2	0.1%	$(55.5)

The change in other (income) expense, net in 2023 compared to 2022 was mainly due to an increase in interest income as a result of higher cash and cash equivalent balances and interest earned thereon. See Note 15—“Other (Income) Expense, Net” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for further information on other (income) expense, net.

Income Tax Rate

Our effective income tax rate in 2023 was 23.0%, compared to 24.1% in 2022. The decrease in our effective income tax rate was mainly due to the effects of company-owned life insurance policies and lower income taxes on our foreign earnings.

The difference between our 2023 effective income tax rate and the U.S. federal statutory rate of 21.0% was mainly due to state income taxes partially offset by the effects of company-owned life insurance policies. See Note 11—“Income Taxes” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for further information on the differences between our effective income tax rates and the U.S. federal statutory rate.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

See discussion in the “Results of Operations” and “Liquidity and Capital Resources” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Financial Condition

Operating Activities

Net cash provided by operations of $1.67 billion in 2023 decreased from $2.12 billion in 2022. The impact of lower profitability on operating cash flow was partially offset by lower working capital needs. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate as receivables and inventory are the two most significant elements of our working capital. Our average days sales outstanding rate was 40.5 days in 2023 compared to 39.9 days in 2022. Our inventory turnover rate (based on tons) during 2023 was 4.7 times (or 2.6 months on hand) compared to 4.4 times (or 2.7 months on hand) in 2022.

Income taxes paid were $386.3 million in 2023, a significant decrease from $692.4 million in 2022, mainly due to our lower pretax income.

Investing Activities

Net cash used in investing activities of $483.9 million in 2023 compared to $348.5 million in 2022 was substantially comprised of capital expenditures and the purchase price for an acquisition in 2023. Capital expenditures were $468.8 million in 2023 compared to $341.8 million in 2022. The majority of our capital expenditures in 2023 and 2022 were related to growth initiatives.

Financing Activities

Net cash used in financing activities was $1.28 billion in 2023 compared to $892.6 million in 2022, mainly due to the redemption of $500.0 million aggregate outstanding principal amount of senior notes in January 2023 offset by decreased share repurchases. In 2023, we repurchased $479.5 million of our common stock, which reduced our common shares 3.2%, compared to $630.3 million of share repurchases in 2022. Our other stockholder returns in 2023 included an increase in our quarterly dividend rate of 14.3% with total dividend payments of $238.1 million compared to $217.1 million in 2022.

We have paid regular quarterly dividends to our stockholders for 64 consecutive years and increased the quarterly dividend on our common stock 31 times since our IPO in 1994, with the most recent increase of 10.0% from $1.00 per share to $1.10 per share effective in the first quarter of 2024. We have never reduced or suspended our regular quarterly dividend.

Share Repurchases

See Note 14—“Equity” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our 2023 share repurchases.

On October 24, 2023, our Board of Directors renewed our share repurchase program to increase the remaining repurchase authorization to $1.5 billion effective October 30, 2023. As of December 31, 2023, we had remaining authorization under the plan to repurchase $1.44 billion of shares of our common stock. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time.

During the last five years, we reduced our issued and outstanding shares of common stock by 17.6% through the repurchase of approximately 11.8 million shares at an average cost of $154.59 per share, for a total of $1.82 billion.

Purchase Obligations

We had $235.1 million of operating lease obligations as of December 31, 2023 for processing and distribution facilities, equipment, automobiles, trucks and trailers, ground leases and other leased spaces, such as depots, sales offices, storage and data centers. Our expected payments over the next 12 months under these operating leases are $64.9 million. See Note 10—“Leases” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for information regarding the maturities of our operating lease obligations.

We have obligations pursuant to pension and postretirement benefit plans. A total of $16.4 million of net liabilities was recognized on the balance sheet at December 31, 2023 and the Company expects to make plan contributions and benefit payments totaling $0.8 million over the next 12 months. See Note 13—“Employee Benefits” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for information regarding our expected payments under these plans.

Our capital expenditures have been at elevated levels in recent years and our 2024 capital expenditure budget is $425 million. As of December 31, 2023, we had entered into contracts related to capital expenditures in the amount of $126.3 million, of which $111.1 million is expected to be paid over the next 12 months. Our actual capital expenditure spending over the next 12 months is ultimately dependent on market conditions, lead times and availability of property, plant and equipment when the capital project is initiated.

We primarily purchase and sell in the spot market and consequently our purchase orders are based on our current needs and are typically fulfilled by our vendors within short time periods (lead times). In addition, some of our purchase orders represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of goods specifying minimum quantities and set prices that exceed our expected requirements for three months. The total amount of commitments under long-term inventory purchase agreements is estimated at approximately $301.4 million, with amounts in 2024, 2025 and thereafter being $195.7 million, $54.7 million and $51.0 million, respectively.

We have other contractual commitments under long-term service agreements, totaling $24.6 million at December 31, 2023, with amounts in 2024, 2025 and thereafter being $12.9 million, $6.9 million and $4.8 million, respectively.

Debt

We have a $1.5 billion unsecured revolving credit facility with no outstanding borrowings at December 31, 2023 under our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). We also had an aggregate of $1.15 billion principal amount of senior unsecured note obligations with various maturities through 2036 issued under indentures as of December 31, 2023.

See Note 9—“Debt” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our amended credit agreement, debt maturities and indentures governing our debt securities.

Liquidity and Capital Resources

We believe our primary sources of liquidity, including funds generated from operations, cash and cash equivalents and our Credit Agreement, will be sufficient to satisfy our cash requirements and stockholder return activities over the next 12 months and beyond. As of December 31, 2023, we had $1.1 billion in cash and cash equivalents and our net debt-to-total capital ratio (net debt-to-total capital is calculated as carrying amount of debt, net of cash, divided by total Reliance stockholders’ equity plus carrying amount of debt, net of cash) was 0.8%, down from 6.3% as of December 31, 2022.

As of December 31, 2023, we had $400.3 million of debt obligations coming due before our Credit Agreement matures on September 3, 2025.

We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and approximately $1.5 billion available under our revolving credit facility, we expect to continue to be able to access the capital markets to raise funds, if desired. We believe our sources of liquidity will continue to be adequate to maintain operations, make necessary capital expenditures, finance strategic growth through acquisitions and internal initiatives, pay dividends and repurchase shares. Additionally, we believe our investment grade credit ratings enhance our ability to effectively raise capital, if desired.

Covenants

The Credit Agreement and indentures governing our debt securities include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. Our interest coverage ratio for the twelve-month period ended December 31, 2023 was 45.9 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as earnings before interest and taxes (“EBIT”), as defined in the Credit Agreement, divided by interest expense). Our leverage ratio as of December 31, 2023, calculated in accordance with the terms of the Credit Agreement, was 11.4% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of finance lease obligations and outstanding letters of credit, minus the lesser of cash held by our domestic subsidiaries and $200.0 million, divided by Reliance stockholders’ equity plus total debt).

We were in compliance with all financial maintenance covenants under our Credit Agreement at December 31, 2023.

Goodwill and Other Intangible Assets

We have one operating segment and also one reporting unit for goodwill impairment purposes. There have been no changes in our reportable segments; we have one reportable segment – metals service centers.

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $2.11 billion at December 31, 2023, or approximately 20% of total assets and 27% of total equity. Additionally, other intangible assets, net amounted to $1.0 billion at December 31, 2023, or approximately 9% of total assets and 13% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Refer to Critical Accounting Estimates for further information regarding judgments involved in testing for recoverability of our goodwill and other intangible assets.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company’s significant accounting policies, including recently issued accounting pronouncements, are fully described in Note 1—“Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data.” When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies are critical due to the fact that they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our most critical accounting estimates include those related to the recoverability of goodwill and other indefinite-lived intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill and Other Indefinite-Lived Intangible Assets

We test for impairment of goodwill and intangible assets deemed to have indefinite lives annually and, between annual tests, whenever significant events or changes occur based on an assessment of qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value. The qualitative factors we review include a decline in our stock price and market capitalization, a decline in the market conditions of our products and viability of end markets, and developments in our business and the overall economy. We make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets, including calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. We perform the required annual goodwill and indefinite-lived intangible asset impairment test as of November 1 of each year. No impairment of goodwill was determined to exist during the periods presented in the consolidated financial statements. We recorded $4.7 million of impairment losses on our intangible assets with indefinite lives in 2021. No impairment of intangible assets with indefinite lives was recognized in 2023 and 2022.

Long-Lived Assets

We periodically review the recoverability of our other long-lived assets, primarily property, plant and equipment and intangible assets subject to amortization. The evaluation is performed at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets. An impairment loss may be recognized if the estimated undiscounted cash flows are less than the carrying amount of the assets. We must make assumptions regarding estimated future cash flows and other factors to estimate the fair value of the respective assets to determine the amount of the impairment loss. If these estimates or their related assumptions change in the future, we may be required to record impairment charges. No impairment of long-lived assets was recognized during the periods presented in the consolidated financial statements.

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

Commodity price risk

Metals prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption, import levels into the U.S., global economic factors and foreign currency exchange rates. We do not currently use financial derivatives to hedge our exposure to metal price volatility. Decreases in metal prices could adversely affect our revenues, gross profit and net income. We primarily purchase and sell in the spot market and consequently are generally able to react quickly to changes in metals pricing. This strategy also limits our exposure to commodity prices to our inventories on hand. In an environment of increasing material costs, our selling prices usually increase, and we typically generate higher levels of gross profit and pretax income dollars for the same operational efforts. Conversely, if metals pricing declines, we will typically generate lower levels of gross profit and pretax income dollars. In periods where demand deteriorates rapidly and metal prices are declining significantly in a compressed period of time, a portion of our inventory on hand may be at higher costs than our selling prices, causing a significant adverse effect on our gross profit and pretax income margins. However, when prices stabilize and our inventories on hand reflect more current prices, our gross profit margins tend to return to more normalized levels.

Foreign exchange rate risk

Some of our sales transactions with international customers are denominated in foreign currencies that are different than the primary economic environment of the Reliance metals service center serving them, which exposes our operations to foreign currency transaction gains and losses. The currency effects of translating the financial statements of our foreign subsidiaries, which operate in local currency environments, are included in accumulated other comprehensive loss and do not impact earnings unless there is a liquidation or sale of those foreign subsidiaries. We do not currently hedge our net investments in foreign subsidiaries due to the long-term nature of the investments.

Total foreign currency transaction losses included in our 2023, 2022, and 2021 earnings were $1.3 million, $6.2 million and $4.0 million, respectively.

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

Market risk related to our variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates. As of December 31, 2023, we had an insignificant amount of variable interest rate debt outstanding. However, as of December 31, 2023, we had approximately $1.5 billion available for borrowing on our revolving credit facility at variable interest rates. Consequently, any future borrowings on our revolving credit facility will increase market risk resulting from potential interest rate volatility.

Item 8.  Financial Statements and Supplementary Data

RELIANCE, INC.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

All other schedules are omitted because either they are not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Reliance, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Reliance, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II of valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Recoverability of Long-Lived Assets and Indefinite-Lived Intangible Assets

As discussed in Notes 1 and 7 to the consolidated financial statements, property, plant and equipment, net and intangible assets, net as of December 31, 2023 were $2,248.4 million and $981.1 million, respectively. The Company reviews the recoverability of property, plant and equipment, net and amortizable intangible assets (long-lived assets) whenever significant events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets (asset groups). The Company tests the recoverability of indefinite-lived intangible assets annually or whenever significant events or changes in circumstances occur based on an analysis of qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value.

We identified the assessment of the recoverability of long-lived assets and indefinite-lived intangible assets as a critical audit matter. Evaluating the Company’s identification of significant events or changes in circumstances, which indicate these assets may not be recoverable, involved subjective auditor judgment. The judgments included consideration of factors that are external and internal to the Company, such as declines in the market of the Company’s products or plans to close a physical location.

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

Los Angeles, California

February 29, 2024

RELIANCE, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,080.2	$1,173.4
Accounts receivable, less allowance for credit losses of $24.9 at December 31, 2023 and $26.1 at December 31, 2022	1,472.4	1,565.7
Inventories	2,043.2	1,995.3
Prepaid expenses and other current assets	140.4	115.6
Income taxes receivable	35.6	36.6
Total current assets	4,771.8	4,886.6
Property, plant and equipment:
Land	281.7	262.7
Buildings	1,510.9	1,359.3
Machinery and equipment	2,700.4	2,446.9
Accumulated depreciation	(2,244.6)	(2,094.3)
Property, plant and equipment, net	2,248.4	1,974.6
Operating lease right-of-use assets	231.6	216.4
Goodwill	2,111.1	2,105.9
Intangible assets, net	981.1	1,019.6
Cash surrender value of life insurance policies, net	43.8	42.0
Other long-term assets	92.5	84.8
Total assets	$10,480.3	$10,329.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$410.3	$412.4
Accrued expenses	118.5	118.8
Accrued compensation and retirement benefits	213.9	240.0
Accrued insurance costs	44.4	43.4
Current maturities of long-term debt and short-term borrowings	0.3	508.2
Current maturities of operating lease liabilities	56.2	52.5
Total current liabilities	843.6	1,375.3
Long-term debt	1,141.9	1,139.4
Operating lease liabilities	178.9	165.2
Long-term retirement benefits	25.1	26.1
Other long-term liabilities	64.0	51.4
Deferred income taxes	494.0	476.6
Total liabilities	2,747.5	3,234.0
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value and 200,000 shares authorized
Issued and outstanding shares—57,271 at December 31, 2023 and 58,787 at December 31, 2022	0.1	0.1
Retained earnings	7,798.9	7,173.6
Accumulated other comprehensive loss	(76.7)	(86.3)
Total Reliance stockholders’ equity	7,722.3	7,087.4
Noncontrolling interests	10.5	8.5
Total equity	7,732.8	7,095.9
Total liabilities and equity	$10,480.3	$10,329.9

See accompanying notes to consolidated financial statements.

RELIANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net sales	$14,805.9	$17,025.0	$14,093.3

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	10,258.6	11,773.7	9,603.0
Warehouse, delivery, selling, general and administrative	2,562.4	2,504.2	2,306.5
Depreciation and amortization	245.4	240.2	230.2
Impairment of intangible assets	—	—	4.7
	13,066.4	14,518.1	12,144.4

Operating income	1,739.5	2,506.9	1,948.9

Other (income) expense:
Interest expense	40.1	62.3	62.7
Other (income) expense, net	(41.3)	14.2	3.1
Income before income taxes	1,740.7	2,430.4	1,883.1
Income tax provision	400.6	586.2	465.7
Net income	1,340.1	1,844.2	1,417.4
Less: net income attributable to noncontrolling interests	4.2	4.1	4.4
Net income attributable to Reliance	$1,335.9	$1,840.1	$1,413.0

Earnings per share attributable to Reliance stockholders:
Basic	$22.90	$30.39	$22.35
Diluted	$22.64	$29.92	$21.97

Shares used in computing earnings per share:
Basic	58,328	60,559	63,217
Diluted	59,015	61,495	64,327

See accompanying notes to consolidated financial statements.

RELIANCE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$1,340.1	$1,844.2	$1,417.4
Other comprehensive income (loss):
Foreign currency translation gain (loss)	8.3	(28.8)	(2.5)
Pension and postretirement benefit adjustments, net of tax	1.3	11.4	11.5
Total other comprehensive income (loss)	9.6	(17.4)	9.0
Comprehensive income	1,349.7	1,826.8	1,426.4
Less: comprehensive income attributable to noncontrolling interests	4.2	4.1	4.4
Comprehensive income attributable to Reliance	$1,345.5	$1,822.7	$1,422.0

See accompanying notes to consolidated financial statements.

RELIANCE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Total equity, beginning balances	$7,095.9	$6,093.7	$5,122.7

Common stock and additional paid-in capital:
Beginning balances	0.1	0.1	0.1
Stock-based compensation	65.0	65.3	70.8
Taxes paid related to net share settlement of restricted stock units	(54.1)	(39.7)	(21.2)
Repurchase of common shares	(7.0)	(25.6)	(49.6)
Excise tax on repurchase of common shares	(3.9)	—	—
Ending balances	0.1	0.1	0.1

Retained earnings:
Beginning balances	7,173.6	6,155.3	5,193.2
Net income attributable to Reliance	1,335.9	1,840.1	1,413.0
Cash dividends and dividend equivalents	(238.1)	(217.1)	(177.0)
Repurchase of common shares	(472.5)	(604.7)	(273.9)
Ending balances	7,798.9	7,173.6	6,155.3

Accumulated other comprehensive loss:
Beginning balances	(86.3)	(68.9)	(77.9)
Other comprehensive income (loss)	9.6	(17.4)	9.0
Ending balances	(76.7)	(86.3)	(68.9)

Total Reliance stockholders' equity, ending balances	7,722.3	7,087.4	6,086.5

Noncontrolling interests:
Beginning balances	8.5	7.2	7.3
Comprehensive income	4.2	4.1	4.4
Capital contribution	—	0.3	—
Dividends paid	(2.2)	(3.1)	(4.5)
Ending balances	10.5	8.5	7.2

Total equity, ending balances	$7,732.8	$7,095.9	$6,093.7

Cash dividends declared per common share	$4.00	$3.50	$2.75

See accompanying notes to consolidated financial statements.

RELIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$1,340.1	$1,844.2	$1,417.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	245.4	240.2	230.2
Impairment of intangible assets	—	—	4.7
Provision for credit losses	3.5	3.4	9.8
Deferred income tax provision (benefit)	16.2	(6.7)	(23.8)
Stock-based compensation expense	65.0	65.3	70.8
Net (gain) loss on life insurance policies and deferred compensation plan assets	(0.5)	22.4	5.0
Other	(0.3)	4.8	(5.0)
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	95.6	105.7	(656.1)
Inventories	(41.5)	58.9	(505.9)
Prepaid expenses and other assets	37.3	17.4	26.2
Accounts payable and other liabilities	(89.5)	(237.0)	226.1
Net cash provided by operating activities	1,671.3	2,118.6	799.4

Investing activities:
Acquisitions, net of cash acquired	(24.0)	—	(439.3)
Purchases of property, plant and equipment	(468.8)	(341.8)	(236.6)
Proceeds from sales of property, plant and equipment	11.1	10.9	36.0
Other	(2.2)	(17.6)	(12.4)
Net cash used in investing activities	(483.9)	(348.5)	(652.3)

Financing activities:
Net short-term debt repayments	(2.2)	(2.2)	(0.8)
Proceeds from long-term debt borrowings	—	—	20.0
Principal payments on long-term debt	(506.1)	(0.3)	(20.7)
Cash dividends and dividend equivalents	(238.1)	(217.1)	(177.0)
Share repurchases	(479.5)	(630.3)	(323.5)
Taxes paid related to net share settlement of restricted stock units	(54.1)	(39.7)	(21.2)
Other	(2.3)	(3.0)	(5.7)
Net cash used in financing activities	(1,282.3)	(892.6)	(528.9)
Effect of exchange rate changes on cash and cash equivalents	1.7	(4.6)	(1.2)
(Decrease) increase in cash and cash equivalents	(93.2)	872.9	(383.0)
Cash and cash equivalents at beginning of year	1,173.4	300.5	683.5
Cash and cash equivalents at end of year	$1,080.2	$1,173.4	$300.5

Supplemental cash flow information:
Interest paid during the year	$41.8	$59.7	$59.1
Income taxes paid during the year, net	$386.3	$692.4	$444.4

See accompanying notes to consolidated financial statements.

RELIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

In February 2024, we changed our corporate name from Reliance Steel & Aluminum Co. to Reliance, Inc. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout the financial statements. The accompanying financial statements include the accounts of Reliance, Inc. (formerly Reliance Steel & Aluminum Co.) and its subsidiaries (collectively “Reliance”, “the Company”, “we”, “our” or “us”). Our consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The ownership of the other interest holders of consolidated subsidiaries is reflected as noncontrolling interests. Investments in unconsolidated subsidiaries are recorded under the equity method of accounting.

Business

As a global diversified metal solutions provider, we operated a network of more than 315 locations in 40 U.S. states and 12 foreign countries (Belgium, Canada, China, France, India, Malaysia, Mexico, Singapore, South Korea, Turkey, the United Arab Emirates and the United Kingdom) at December 31, 2023 that provides value-added metals processing services and distributes a full line of more than 100,000 metal products.

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, such as allowances for credit losses, net realizable values of inventories, fair values and/or impairment of goodwill and other indefinite-lived intangible assets and long-lived assets, the amount of unrecognized tax benefits and other contingencies; the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Accounts Receivable and Concentrations of Credit Risk

Trade receivables are typically non-interest bearing and are recorded at amortized cost. Sales to our recurring customers are generally made on open account terms while sales to occasional customers may be made on a collect on delivery basis. Past due status of customer accounts is determined based on how recently payments have been received in relation to payment terms granted. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral required. The allowance for credit losses reflects the expected losses on our trade receivables and is determined based on customer-specific facts and the consideration of historical loss information, current conditions and reasonable and supportable forecasts using a loss-rate approach. Amounts are written-off against the allowance in the period we determine the receivable is uncollectible.

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

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities and current maturities of operating lease liabilities approximate carrying values due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to us or to other companies with comparable credit ratings, for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements, with the exception of our publicly traded senior unsecured notes with aggregate face values of $1.15 billion and $1.65 billion as of December 31, 2023 and 2022, respectively. The aggregate fair values of these senior unsecured notes based on quoted market prices were $1.07 billion and $1.53 billion at December 31, 2023 and 2022, respectively, compared to their aggregate carrying values of $1.14 billion and $1.64 billion, respectively. The estimated fair values of our senior unsecured notes are based on Level 2 inputs, including benchmark yields, reported trades and broker/dealer quotes. Fair values of our other financial instruments, which include deferred compensation plan assets held within grantor trusts, are comprised of marketable securities that are generally based on quoted market prices for identical instruments that trade in active markets.

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

We test for impairment of goodwill and intangible assets deemed to have indefinite lives annually and, between annual tests, whenever significant events or changes occur based on an assessment of qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value. We have one operating segment and one reporting unit for goodwill impairment purposes. We calculate the fair value of the reporting unit using our market capitalization or the discounted cash flow method, as necessary, and compare the fair value to the carrying value of the reporting unit to determine if impairment exists. We perform our annual impairment evaluations of goodwill and other indefinite-lived intangible assets on November 1 of each year. No impairment of goodwill was determined to exist in any of the years presented. No impairment losses were recognized related to our other intangible assets with indefinite lives in 2023 and 2022. We recognized impairment losses of $4.7 million related to our other intangible assets with indefinite lives in 2021.

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

As of December 31, 2023, 2022 and 2021, noncash investing activity included $15.2 million, $6.3 million and $3.2 million of capital expenditures, respectively, included in accounts payable/accrued expenses.

Intangible assets with finite useful lives are amortized over their useful lives. We periodically review the recoverability of our property, plant and equipment and intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We didn’t recognize any impairment losses for long-lived assets in any of the years presented.

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

Revenue Recognition

We recognize revenue when control of metal products or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales and value-added taxes collected from customers are excluded from our reported sales. There are no significant judgments or estimates made to determine the amount or timing of our reported revenues. The amount of transaction price associated with unperformed performance obligations is not significant as of December 31, 2023 and 2022.

Metal Sales

We have minimal long-term contract sales with our customers as we primarily transact in the spot market under fixed price sales orders. The majority of our metal product sales orders generally have only one performance obligation: sale of processed or unprocessed metal product. Control of the metal products we sell transfers to our customers upon delivery for orders with free on board (“FOB”) destination terms or upon shipment for orders with FOB shipping point terms. Shipping and handling charges to our customers are included in net sales. We account for all shipping and handling of our products as fulfillment activities and not as a promised good or service. Costs incurred in connection with the shipping and handling of our products are typically included in operating expenses whether we use a third-party carrier or our own trucks. In 2023, 2022 and 2021, shipping and handling costs included in Warehouse, delivery, selling, general and administrative (“SG&A”) expenses were $525.9 million, $509.7 million and $424.6 million, respectively. Shipment and delivery of our orders generally occur on the same day due to the close proximity of our customers and our metals service center locations.

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

Stock-Based Compensation

All of our stock-based compensation plans are considered equity plans. The fair value of stock awards and restricted stock units is determined based on the fair value of our common stock on the grant date. The fair value of stock awards and restricted stock units is expensed on a straight-line basis over their respective vesting periods, net of forfeitures when they occur. Stock-based compensation expense was $65.0 million, $65.3 million and $70.8 million in 2023, 2022 and 2021, respectively, and is included in the Warehouse, delivery, selling, general and administrative caption of our consolidated statements of income.

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

We perform a comprehensive review of our uncertain tax positions on a quarterly basis. Tax benefits are recognized when it is more likely than not that a tax position will be sustained upon examination. The benefit from a position that has surpassed the more-likely-than-not threshold is measured as the largest amount of benefit that is more than 50% likely to be realized upon settlement. We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense.

Foreign Currencies

The currency effects of translating into U.S. dollars the financial statements of our foreign subsidiaries, which typically use the local currency of the countries in which they are located, are included in the Accumulated other comprehensive loss caption in the consolidated balance sheets. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of income in the Other (income) expense, net caption and amounted to $1.3 million, $6.2 million and $4.0 million of losses in 2023, 2022 and 2021, respectively.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

Segment Reporting—In November 2023, the Financial Accounting Standards Board (“FASB”) issued changes that require disclosure of significant expenses and other segment items included in the measure of segment profitability that the chief operating decision maker uses to assess segment performance and make decisions about resource allocation. Under these changes, companies like Reliance with a single reportable segment are required to provide the same disclosures as companies with multiple segments. These changes will be effective for our fiscal years beginning January 1, 2024 and quarterly periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect these changes will have on our consolidated financial statement disclosures.

Improvement to Income Tax Disclosures—In December 2023, the FASB issued changes to expand the disclosure requirements for income taxes. The changes require disaggregated information about our effective tax rate reconciliation and income taxes paid. These changes will be effective for our fiscal years beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect these changes will have on our consolidated financial statement disclosures.

Note 2. Acquisitions

In the fourth quarter of 2021, we acquired each of United Pipe & Steel Corp. (formerly known as Merfish United, Inc.), Admiral Metals Servicenter Company, Incorporated, Nu-Tech Precision Metals Inc. and Rotax Metals Inc. with cash on hand. Included in our net sales for the year ended December 31, 2023 were combined net sales of $722.1 million from our 2021 acquisitions.

Unaudited Pro forma financial information for 2021 acquisitions

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

The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the 2021 acquisitions been made as of January 1, 2020, or of any potential results which may occur in the future (dollars are shown in millions, except per share amounts):

Year Ended December 31,
2021
(in millions)
Pro forma:
Net sales	$14,820.5
Net income attributable to Reliance	$1,518.0

Earnings per share attributable to Reliance stockholders:
Basic	$24.01
Diluted	$23.60

Note 3. Joint Ventures and Noncontrolling Interests

The equity method of accounting is used where our investment in voting stock gives us the ability to exercise significant influence over the investee, generally 20% to 50%. The financial results of investees are generally consolidated when the ownership interest is greater than 50%.

Operations that are majority owned by us are as follows: Indiana Pickling and Processing Company in which our wholly-owned subsidiary, Feralloy Corporation, has a 56% ownership interest and Valex Corp.’s operations in South Korea, in which our wholly-owned subsidiary, Valex Corp., has a 96% ownership interest. The results of these majority-owned operations are consolidated in our financial results. The portion of the earnings related to the noncontrolling shareholder interests has been reflected in the Net income attributable to noncontrolling interests caption in the accompanying consolidated statements of income.

Note 4. Inventories

Our inventories are primarily stated on the LIFO method, which is not in excess of market. We use the LIFO method of inventory valuation because it results in a better matching of costs and revenues. The cost of inventories stated on the first-in, first-out (“FIFO”) method is not in excess of net realizable value.

Inventories consisted of the following:

	December 31,	December 31,
	2023	2022

	(in millions)
LIFO inventories—cost on FIFO method	$2,087.3	$2,257.9
Cost on FIFO method higher than LIFO value	(579.3)	(743.8)
Inventories—stated on LIFO method	1,508.0	1,514.1
Inventories—stated on FIFO method	535.2	481.2
	$2,043.2	$1,995.3

The changes in the LIFO inventory valuation reserve were as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
LIFO inventory valuation reserve (income) expense	$(164.5)	$(76.6)	$704.8

Cost decreases for the majority of our products were the primary cause of the 2023 and 2022 LIFO inventory valuation reserve change resulting in a credit, or income. Cost increases for the majority of our products were the primary cause of the 2021 LIFO inventory valuation reserve change resulting in a charge, or expense. There were insignificant liquidations of LIFO inventory quantities for all years presented.

Note 5. Revenues

The following table presents our sales disaggregated by product and service:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Carbon steel	$8,071.8	$9,487.7	$8,532.0
Aluminum	2,456.4	2,658.7	2,050.9
Stainless steel	2,336.7	2,877.4	2,267.0
Alloy	704.9	741.0	547.5
Toll processing and logistics	610.6	554.2	470.7
Copper and brass	304.6	336.7	112.2
Other and eliminations	320.9	369.3	113.0
Total	$14,805.9	$17,025.0	$14,093.3

Note 6. Goodwill

The changes in the carrying amount of goodwill are as follows:

(in millions)
Balance at January 1, 2022	$2,107.6
Purchase price allocation adjustments	5.3
Effect of foreign currency translation	(7.0)
Balance at December 31, 2022	2,105.9
Acquisition	2.5
Effect of foreign currency translation	2.7
Balance at December 31, 2023	$2,111.1

We had no accumulated impairment losses related to goodwill at December 31, 2023 and 2022.

Note 7. Intangible Assets, Net

Intangible assets, net, consisted of the following:

		December 31, 2023		December 31, 2022
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization

		(in millions)
Intangible assets subject to amortization:
Customer lists/relationships	14.2	$716.0	$(520.5)	$713.6	$(479.3)
Backlog of orders	7.9	22.9	(6.0)	22.3	(3.1)
Other	9.4	10.0	(9.5)	9.9	(9.5)
		748.9	(536.0)	745.8	(491.9)
Intangible assets not subject to amortization:
Trade names		768.2	—	765.7	—
		$1,517.1	$(536.0)	$1,511.5	$(491.9)

Amortization expense for intangible assets amounted to $43.8 million, $48.1 million and $38.7 million in 2023, 2022 and 2021, respectively. Foreign currency translation gains were $1.4 million in 2023 compared to losses of $4.0 million in 2022.

As part of the purchase price allocation of our acquisition of Southern Steel Supply, LLC on May 1, 2023, we allocated a total of $3.9 million to the intangible assets acquired.

During 2021, we recognized impairment losses of $4.7 million on our trade name intangible assets.

The following is a summary of estimated future amortization expense:

(in millions)
2024	$40.4
2025	36.3
2026	26.8
2027	26.1
2028	24.6
Thereafter	58.7
$212.9

Note 8. Cash Surrender Value of Life Insurance Policies, Net

The cash surrender value of all life insurance policies held by us, net of loans and related accrued interest, was $43.8 million and $42.0 million as of December 31, 2023 and 2022, respectively.

Our wholly owned subsidiary, Earle M. Jorgensen Company (“EMJ”), is the owner and beneficiary of life insurance policies on all former nonunion employees of a predecessor company, including certain current employees of EMJ. These policies, by providing payments to EMJ upon the death of covered individuals, were designed to provide cash to EMJ in order to repurchase shares held by employees in EMJ’s former employee stock ownership plan and shares held individually by employees upon the termination of their employment. Reliance is also the beneficiary of key person life insurance policies held by a grantor trust for the benefit of participants of the Reliance Supplemental Executive Retirement Plan.

Cash surrender value of life insurance policies, net increases by a portion of premiums paid and from interest and investment earnings and decreases by cost of insurance charges, investment losses and interest on policy loans, as applicable.

Annually, we borrow against the cash surrender value of policies to pay a portion of the premiums and accrued interest owed on loans against those policies. We borrowed $75.6 million, $73.1 million and $68.0 million, respectively, against the cash surrender value of certain policies, which was used to partially pay premiums and accrued interest owed of $96.5 million, $93.0 million and $86.3 million in 2023, 2022 and 2021, respectively. The interest rate on outstanding borrowings under the EMJ life insurance policies is fixed at 11.76% and the portion of the policy cash surrender value that the borrowings relate to earns interest and dividend income at 11.26%. The unborrowed portion of the policy cash surrender value earns income at a rate commensurate with certain risk-free U.S. Treasury bond yields but not less than 4.0%. All other life insurance policies earn investment income or incur losses based on the performance of the underlying investments held by the policies.

As of December 31, 2023 and 2022, loans and accrued interest outstanding on EMJ’s life insurance policies were $897.9 million and $849.5 million, respectively.

Income earned on our life insurance policies and redemptions, interest expense on borrowings against cash surrender values and cost of insurance charges are included in the Other (income) expense, net caption in the accompanying consolidated statements of income as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Investment income from life insurance policies	$(97.5)	$(85.2)	$(84.6)
Interest expense on life insurance policy loans	98.4	91.6	85.5
Life insurance policy cost of insurance	16.9	15.7	14.4
Income from life insurance policy redemptions	(11.7)	(6.6)	(6.2)
Life insurance policy expense, net	$6.1	$15.5	$9.1

Note 9. Debt

Debt consisted of the following:

	December 31,	December 31,
	2023	2022

	(in millions)
Unsecured revolving credit facility maturing September 3, 2025	$—	$—
Senior unsecured notes, interest payable semi-annually at 4.50%, effective rate of 4.63%, redeemed on January 15, 2023	—	500.0
Senior unsecured notes, interest payable semi-annually at 1.30%, effective rate of 1.53%, maturing August 15, 2025	400.0	400.0
Senior unsecured notes, interest payable semi-annually at 2.15%, effective rate of 2.27%, maturing August 15, 2030	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 6.85%, effective rate of 6.91%, maturing November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	1.4	9.6
Total	1,151.4	1,659.6
Less: unamortized discount and debt issuance costs	(9.2)	(12.0)
Less: amounts due within one year and short-term borrowings	(0.3)	(508.2)
Total long-term debt	$1,141.9	$1,139.4

The weighted average interest rate on the Company’s outstanding borrowings as of December 31, 2023 and 2022 was 2.88% and 3.37%, respectively.

Unsecured Credit Facility

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement that amended and restated our then-existing $1.5 billion unsecured revolving credit facility. On January 12, 2023, the agreement was amended to change the reference rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) (as amended, the “Credit Agreement”). As of December 31, 2023, borrowings under the Credit Agreement were available at variable rates based on SOFR plus 1.10% or the bank prime rate and we currently pay a commitment fee at an annual rate of 0.175% on the unused portion of the revolving credit facility. The applicable margins over SOFR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

As of December 31, 2023 and 2022, we had no outstanding borrowings on the revolving credit facility. As of December 31, 2023 and 2022, we had $1.4 million and $7.7 million of letters of credit outstanding, respectively, under the revolving credit facility.

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

Other Notes, Revolving Credit and Letter of Credit/Letters of Guarantee Facilities

A revolving credit facility with a credit limit of $7.7 million is in place for an operation in Asia with no outstanding balance as of December 31, 2023 and $2.2 million outstanding as of December 31, 2022.

Various industrial revenue bonds had combined outstanding balances of $1.4 million and $7.4 million as of December 31, 2023 and 2022, respectively, and have maturities through 2027.

We have a $50.0 million standby letters of credit/letters of guarantee agreement with one of the lenders under our Credit Agreement. As of December 31, 2023 and 2022, a total of $40.9 million and $18.7 million were outstanding under this facility, respectively.

Covenants

The Credit Agreement and the indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all financial maintenance covenants under our Credit Agreement at December 31, 2023.

Debt Maturities

The following is a summary of aggregate maturities of long-term debt for each of the next five years and thereafter:

(in millions)
2024	$0.3
2025	400.3
2026	0.4
2027	0.4
2028	—
Thereafter	750.0
$1,151.4

Note 10. Leases

Our metals service center leases are comprised of processing and distribution facilities, equipment, automobiles, trucks and trailers, ground leases and other leased spaces, such as depots, sales offices, storage and data centers. We also lease various office spaces. Our leases of facilities and other spaces expire at various times through 2045 and our ground leases expire at various times through 2068. Nearly all of our leases are operating leases; we have recognized finance right-of-use assets and obligations of less than $1.0 million.

The following is a summary of our lease cost:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Operating lease cost	$97.4	$91.4	$82.2

Supplemental cash flow and balance sheet information is presented below:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Supplemental cash flow information:
Cash payments for operating leases	$95.2	$86.9	$81.7
Right-of-use assets obtained in exchange for operating lease obligations	$74.7	$52.4	$46.8

		December 31,	December 31,
		2023	2022
Other lease information:
Weighted average remaining lease term—operating leases		5.8 years	6.6 years
Weighted average discount rate—operating leases		4.3%	3.8%

The following is a summary of aggregate maturities of operating lease liabilities for each of the next five years and thereafter:

(in millions)
2024	$64.9
2025	52.1
2026	39.1
2027	29.6
2028	22.6
Thereafter	65.1
Total operating lease payments	273.4
Less: imputed interest	(38.3)
Total operating lease liabilities	$235.1

Note 11. Income Taxes

Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2020 and state and local tax examinations before 2019. Significant components of the provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Current:
Federal	$277.0	$418.9	$362.9
State	73.8	112.9	98.0
Foreign	33.6	61.1	28.6
	384.4	592.9	489.5
Deferred:
Federal	18.0	(3.7)	(20.2)
State	0.3	(2.0)	(4.0)
Foreign	(2.1)	(1.0)	0.4
	16.2	(6.7)	(23.8)
	$400.6	$586.2	$465.7

Components of U.S. and international income before income taxes were as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
U.S.	$1,579.4	$2,199.2	$1,778.5
International	161.3	231.2	104.6
Income before income taxes	$1,740.7	$2,430.4	$1,883.1

The reconciliation of income tax at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax at U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State income tax, net of federal tax effect	3.4	3.5	3.8
Foreign earnings taxed at (lower) higher rates	(0.1)	0.5	0.4
Net effect of life insurance policies	(1.1)	(0.6)	(0.8)
Net effect of changes in unrecognized tax benefits	—	—	0.1
Stock-based compensation	—	—	0.3
Other, net	(0.2)	(0.3)	(0.1)
Effective tax rate	23.0%	24.1%	24.7%

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022

	(in millions)
Deferred tax assets:
Allowance for doubtful accounts	$6.8	$6.6
Inventory costs capitalized for tax purposes	13.1	12.0
LIFO inventories	—	0.7
Accrued expenses not currently deductible for tax	32.0	29.2
Stock-based compensation	12.7	11.1
Net operating loss carryforwards	2.5	3.2
Tax credits carryforwards	0.4	0.7
Total deferred tax assets	67.5	63.5
Deferred tax liabilities:
Property, plant and equipment, net	(208.4)	(196.8)
Goodwill and other intangible assets	(342.8)	(340.9)
LIFO inventories	(6.3)	—
Other	(4.0)	(2.4)
Total deferred tax liabilities	(561.5)	(540.1)
Net deferred tax liabilities	$(494.0)	$(476.6)

As of December 31, 2023, we had $3.0 million of state and $0.1 million of acquired federal net operating loss carryforwards (“NOLs”), which are available to offset future income taxes. The state and federal NOLs expire in various years from 2024 through 2043, if not utilized. We believe that it is more likely than not that we will be able to realize these NOLs within their respective carryforward periods.

The Company believes it is more likely than not that it will generate sufficient future taxable income to realize its deferred tax assets.

Unrecognized Tax Benefits

We are under audit by a state jurisdiction for years 2018 through 2021, but do not anticipate any material adjustments from these examinations. Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Unrecognized tax benefits at January 1	$1.4	$1.9	$1.0
(Decreases) increases in tax positions for prior years	(0.2)	0.8	—
Increases in tax positions for current year	0.6	—	1.0
Settlements	(0.2)	(0.8)	—
Lapse of statute of limitations	(0.4)	(0.5)	(0.1)
Unrecognized tax benefits at December 31	$1.2	$1.4	$1.9

As of December 31, 2023, $1.2 million of unrecognized tax benefits would impact the effective tax rate if recognized. Accrued interest and penalties, net of applicable tax effect, related to uncertain tax positions were $0.1 million and $0.3 million as of December 31, 2023 and 2022, respectively. Although the timing, settlement or closure of audits is not certain, we do not anticipate our unrecognized tax benefits will increase or decrease significantly over the next twelve months.

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

At December 31, 2023, an aggregate of 1,539,738 shares were authorized for future grant under our various stock-based compensation plans. Awards that expire or are canceled without delivery of shares of our common stock and shares withheld related to net share settlements of vested restricted stock units generally become available for issuance under the plans. As RSUs and PSUs vest, we issue new shares of Reliance common stock.

Restricted Stock Units

We granted to key employees equity awards consisting of RSUs and PSUs in aggregate amounts as follows:

					RSUs Vesting
					December 1,
					and
			RSU and PSU	Grant Date	PSUs Vesting
	RSUs	PSUs	Aggregate Units	Fair Value	December 31,
2023	109,683	84,129	193,812	$247.90	2025
2022	192,798	112,451	305,249	$187.31	2024
2021	191,139	127,356	318,495	$141.41	2023

Each RSU and PSU includes a service-based condition and consists of a right to receive shares of our common stock and dividend equivalent rights, subject to forfeiture, equal to the accrued cash or stock dividends where the record date for such dividends is after the grant date but before the award is settled. The RSUs provide the right to receive one share of our common stock and cliff vest on December 1 upon satisfaction of an approximately 3-year service-based condition. The PSUs include performance goals and the right to receive a maximum of two shares of our common stock and vest only upon the satisfaction of the service-based condition and certain performance targets for 3-year periods ending December 31.

A summary of the status of our unvested RSUs and PSUs as of December 31, 2023 and changes during the year then ended is as follows:

		Weighted
		Average
	RSU and PSU	Grant Date
	Aggregate Units	Fair Value
Unvested at January 1, 2023	582,012	$164.60
Granted	193,812	247.90
Vested	(310,485)	146.27
Cancelled or forfeited	(28,100)	187.55
Unvested at December 31, 2023	437,239	$213.06
Shares reserved for future grants (all plans)	1,539,738

The fair values as of the respective vesting dates of RSUs and PSUs vested during 2023, 2022 and 2021 were $123.8 million, $147.2 million and $126.0 million, respectively. PSUs totaling 132,787 units that vested on December 31, 2023 were settled in February 2024 through the issuance of 265,574 equivalent shares of our common stock.

Stock Awards

In 2023, 2022 and 2021, we granted 4,305, 6,136 and 6,248 stock awards, in total, respectively, to the non-employee members of the Board of Directors that were fully vested on the grant date. The fair values of the stock awards granted in 2023, 2022 and 2021, were $243.61 per share, $182.41 per share and $166.39 per share, respectively, determined based on the closing price of our common stock on the respective grant dates.

Unrecognized Compensation Cost and Tax Benefits

As of December 31, 2023, there was $64.7 million of total unrecognized compensation cost related to unvested RSUs and PSUs that is expected to be recognized, net of actual forfeitures and cancellations, over a weighted average period of 1.6 years.

The tax benefit realized from our stock-based compensation plans in 2023, 2022 and 2021 was $7.7 million, $8.0 million and $6.8 million, respectively.

Note 13. Employee Benefits

Defined Contribution Plans

Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the “Master 401(k) Plan”) was established, which combined several of the various 401(k) and profit-sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master 401(k) Plan. Eligibility occurs after 30 days of service and the Company contribution vests at 25% per year. We have other defined contribution plans that include the Precision Strip Retirement and Savings Plan and plans at certain domestic and foreign subsidiaries that have not merged their plans into the Master 401(k) Plan as of December 31, 2023 (collectively, the “Other Defined Contribution Plans”).

We also sponsor the Reliance Steel & Aluminum Co. Employee Stock Ownership Plan, a tax-qualified noncontributory employee stock ownership plan, for certain salaried and hourly employees of the Company. The plan is closed to new enrollees and the Company is not currently making annual contributions to the plan.

Supplemental Executive Retirement Plans

Effective January 1996, we adopted the Supplemental Executive Retirement Plan (“Reliance SERP”), which is a nonqualified pension plan that provides postretirement pension benefits to certain key officers of the Company. The

Reliance SERP is administered by the Compensation Committee of the Board. Benefits are based upon the employees’ earnings. We recognized settlement losses of $2.3 million in the year ended December 31, 2022 related to the payment of benefits under the Reliance SERP.

Life insurance policies were purchased for most individuals covered by the Reliance SERP and held within a grantor trust. See Note 8—“Cash Surrender Value of Life Insurance Policies, Net” for further discussion of our life insurance policies. Separate supplemental executive retirement plans exist for certain wholly owned subsidiaries of the Company (together with the Reliance SERP, the “SERPs”), each of which provides postretirement pension benefits to certain former key employees. All SERPs have been frozen to new participants since 2009.

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

During 2021, we established a grantor trust to fund our obligations under the DCP. The grantor trust is an irrevocable grantor trust to which we may contribute assets for the purpose of funding the DCP. Although we may not use the assets of the grantor trust for any purpose other than meeting our obligations under the DCP, the assets of the grantor trust remain subject to the claims of our creditors. The aggregate fair value of the marketable securities held by the grantor trust as of December 31, 2023 and 2022 were $51.0 million and $41.2 million, respectively, and the amount of our obligations to the participants under the DCP on those dates were also $51.0 million and $41.2 million, respectively. The grantor trust assets and our liability under the DCP are included in the Other long-term assets and Other long-term liabilities captions of our consolidated balance sheets. The Company expects to contribute $2.4 million to the plan during 2024.

Multiemployer Plans

Certain of our union employees participate in plans collectively bargained and maintained by multiple employers and a labor union. We do not recognize on our balance sheet any amounts relating to these plans. For 2023, 2022 and 2021 our contributions to these plans were $5.4 million, $5.4 million and $4.8 million, respectively. Some of the plans we participate in are in endangered, critical or critical and declining status and have adopted rehabilitation plans. If we were to withdraw our participation from these plans, we would be required to recognize a liability on our balance sheet and the amount could be significant.

Defined Benefit Plan

Our wholly owned subsidiary, EMJ, maintains a qualified defined benefit pension plan (the “Defined Benefit Plan”) for certain union employees. The plan generally provides benefits of stated amounts for each year of service or provides benefits based on the participant’s hourly wage rate and years of service. The plan permits the sponsor, at any time, to amend or terminate the plan.

We use a December 31 measurement date for our plans. The following is a summary of the status of the funding of the SERPs and Defined Benefit Plan:

	SERPs		Defined Benefit Plan
	2023	2022	2023	2022

	(in millions)		(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$18.8	$36.4	$55.0	$74.5
Service cost	0.3	0.4	1.3	2.0
Interest cost	0.9	0.7	2.7	2.0
Actuarial loss (gain)(1)	1.0	(5.6)	1.0	(21.0)
Benefits paid	(0.8)	(0.8)	(2.5)	(2.5)
Plan amendment	—	—	2.5	—
Plan settlement	—	(12.3)	—	—
Benefit obligation at end of year	$20.2	$18.8	$60.0	$55.0

Change in plan assets:
Fair value of plan assets at beginning of year	N/A	N/A	$56.7	$70.9
Actual return on plan assets	N/A	N/A	9.6	(11.7)
Benefits paid	N/A	N/A	(2.5)	(2.5)
Fair value of plan assets at end of year	N/A	N/A	$63.8	$56.7

Funded status:
Funded status of the plans	$(20.2)	$(18.8)	$3.8	$1.7

Items not yet recognized as component of net periodic pension expense:
Unrecognized net actuarial losses (gains)	$2.9	$1.9	$(4.7)	$0.5
Unamortized prior service cost	—	—	4.8	2.8
	$2.9	$1.9	$0.1	$3.3
(1)	Actuarial gains in 2022 were primarily due to increases in the discount rate used to measure the obligations.

As of December 31, 2023 and 2022, the following amounts were recognized on the balance sheet:

	SERPs		Defined Benefit Plan
	2023	2022	2023	2022

	(in millions)		(in millions)
Amounts recognized in the statement of financial position:
Noncurrent assets	$—	$—	$3.8	$1.7
Current liabilities	(0.8)	(0.8)	—	—
Noncurrent liabilities	(19.4)	(18.0)	—	—
Accumulated other comprehensive loss	2.9	1.9	0.1	3.3
Net amount recognized	$(17.3)	$(16.9)	$3.9	$5.0

The accumulated benefit obligation for the SERPs was $18.2 million and $17.1 million as of December 31, 2023 and 2022, respectively.

Details of net periodic benefit cost related to the SERPs and Defined Benefit Plan are presented below:

	SERPs			Defined Benefit Plan
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021

	(in millions)			(in millions)
Service cost	$0.3	$0.4	$1.0	$1.3	$2.0	$2.2
Interest cost	0.9	0.7	0.6	2.7	2.0	1.8
Expected return on plan assets	—	—	—	(3.3)	(4.2)	(3.9)
Settlement loss	—	2.3	—	—	—	—
Prior service cost	—	—	—	0.5	0.5	0.6
Amortization of net loss	—	0.6	1.8	—	—	0.8
	$1.2	$4.0	$3.4	$1.2	$0.3	$1.5

Net periodic benefit cost related to the SERPs and the Defined Benefit Plan is presented in our consolidated statements of income, as summarized below:

	SERPs			Defined Benefit Plan
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021

	(in millions)			(in millions)
Amounts recognized in the statement of income:
Warehouse, delivery, selling, general and administrative expense	$0.3	$0.4	$1.0	$1.3	$2.0	$2.2
Other expense (income), net	0.9	3.6	2.4	(0.1)	(1.7)	(0.7)
	$1.2	$4.0	$3.4	$1.2	$0.3	$1.5

Assumptions used to determine net periodic benefit cost are detailed below:

	SERPs			Defined Benefit Plan
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Weighted average assumptions to determine net cost:
Discount rate	4.58%	2.17%	1.64%	5.00%	2.70%	2.40%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	6.00%	6.00%	6.25%
Rate of compensation increase	6.00%	6.00%	6.00%	N/A	N/A	N/A

Assumptions used to determine the benefit obligation are detailed below:

	SERPs		Defined Benefit Plan
	December 31,		December 31,
	2023	2022	2023	2022
Weighted average assumptions to determine benefit obligations:
Discount rate	4.35%	4.51%	4.80%	5.00%
Expected long-term rate of return on plan assets	N/A	N/A	6.00%	6.00%
Rate of compensation increase	6.00%	6.00%	N/A	N/A

Employer contributions of $0.8 million are expected during 2024 to the SERPs and none for the Defined Benefit Plan.

Plan Assets and Investment Policy

The weighted-average asset allocations of our Defined Benefit Plan by asset category were as follows:

	December 31,
	2023	2022
Plan assets:
Equity securities	62%	58%
Debt securities	37	38
Cash and cash equivalents	1	4
Total	100%	100%

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

The fair value measurements of the investments held by our Defined Benefit Plan fall within the following levels of the fair value hierarchy as of December 31, 2023 and 2022:

	Level 1	Level 2	Level 3	Total

	(in millions)
December 31, 2023
Common stock(1)	$37.8	$—	$—	$37.8
U.S. government, state and agency	—	8.3	—	8.3
Corporate debt securities(2)	—	3.8	—	3.8
Mutual funds(3)	13.4	—	—	13.4
Interest bearing cash	0.5	—	—	0.5
Total investments at fair value	$51.7	$12.1	$—	$63.8

December 31, 2022
Common stock(1)	$31.4	$—	$—	$31.4
U.S. government, state and agency	—	6.0	—	6.0
Corporate debt securities(2)	—	4.6	—	4.6
Mutual funds(3)	12.6	—	—	12.6
Interest bearing cash	2.1	—	—	2.1
Total investments at fair value	$46.1	$10.6	$—	$56.7
(1)	Comprised primarily of securities of large domestic and foreign companies. Valued at the closing price reported on the active market on which the individual securities are traded on national exchanges.

(2)	Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing values on a combination of inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

(3)	Mutual funds held are registered with the United States Securities and Exchange Commission. These funds are required to publish their daily net asset value (NAV) and to transact at that price. The mutual funds held are deemed to be actively traded.

Summary Disclosures—SERPs and Defined Benefit Plan

The following is a summary of benefit payments under the SERPs and the Defined Benefit Plan, which reflect expected future employee service, as appropriate, expected to be paid in the periods indicated:

		Defined
	SERPs	Benefit Plan

	(in millions)
2024	$0.8	$2.7
2025	0.8	3.0
2026	0.8	3.2
2027	1.2	3.4
2028	0.6	3.6
2029-2033	22.1	19.7

Contributions to Reliance Sponsored Retirement Plans

Our expense for Reliance-sponsored retirement plans was as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Master 401(k) Plan	$29.3	$28.1	$25.6
Precision Strip Retirement and Savings Plan	10.9	9.2	8.0
Deferred Compensation Plan	2.4	2.0	2.5
Other Defined Contribution Plans	2.0	2.0	2.0
Defined Benefit Plan	1.2	0.3	1.5
Supplemental Executive Retirement Plans	1.2	4.0	3.4
	$47.0	$45.6	$43.0

Note 14. Equity

Common Stock

We have paid regular quarterly cash dividends on our common stock for 64 consecutive years. Our Board of Directors increased the quarterly dividend to $0.6875 per share in February 2021 from $0.625 per share, to $0.875 per share in February 2022, to $1.00 per share in February 2023 and to $1.10 per share in February 2024. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of stockholders.

Shares Outstanding

Issued and outstanding common shares were as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Issued and outstanding common shares, beginning balances	58,787	61,806	63,600
Issued to settle RSUs and PSUs, net of withheld shares	362	506	313
Repurchased	(1,878)	(3,525)	(2,107)
Issued and outstanding common shares, ending balances	57,271	58,787	61,806

Share Repurchases

On October 24, 2023, our Board of Directors renewed our share repurchase program to increase the remaining repurchase authorization to $1.5 billion effective October 30, 2023. Our $1.0 billion share repurchase program authorized by our Board of Directors on July 26, 2022 had remaining repurchase authorization of $261.5 million as of the date of the renewal. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares. As of December 31, 2023, we had remaining authorization under the plan to repurchase $1.44 billion of our common shares. We repurchase shares of our common stock from time to time pursuant to a combination of one or more open market repurchases and transactions structured through investment banking institutions in reliance upon Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act.

Our share repurchase activity for the past three years consisted of the following:

		Average Cost
	Shares	Per Share	Amount
	(in thousands)		(in millions)
2023	1,878	$255.30	$479.5
2022	3,525	$178.81	$630.3
2021	2,107	$153.55	$323.5

The table above excludes taxes paid for shares withheld to settle employees’ tax withholding obligations related to net share settlements upon the vesting of restricted stock units of $54.1 million, $39.7 million and $21.2 million for 2023, 2022 and 2021, respectively. Additionally, our share repurchases exclude excise tax due under the Inflation Reduction Act of 2022.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and
	Foreign Currency	Postretirement Benefit	Accumulated Other
	Translation	Plan Adjustments,	Comprehensive
	(Loss) Gain	Net of Tax	(Loss) Income
		(in millions)
Balance as of January 1, 2023	$(84.0)	$(2.3)	$(86.3)
Current-year change	8.3	1.3	9.6
Balance as of December 31, 2023	$(75.7)	$(1.0)	$(76.7)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit plan adjustments are amortized over service periods and reflected in the amortization of net loss component of our net periodic benefit cost or are otherwise recognized as a loss as a result of plan settlements.

Pension and postretirement benefit adjustments are net of taxes of $0.7 million and $1.3 million as of December 31, 2023 and 2022, respectively. The income tax effects are released from accumulated other comprehensive loss and included in our income tax provision as obligations under our pension and postretirement plans are settled. In 2022, $0.3 million of income tax effects were released related to the partial settlement of the Reliance SERP. See Note 13—“Employee Benefits” for further information on our 2022 plan settlement.

Note 15. Other (Income) Expense, Net

Significant components of Other (income) expense, net are as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Interest income	$(35.2)	$(9.3)	$(1.1)
(Income) loss on deferred compensation plan assets	(6.6)	6.9	(4.1)
Life insurance policy expense, net	6.1	15.5	9.1
Foreign currency transaction losses	1.3	6.2	4.0
All other, net	(6.9)	(5.1)	(4.8)
	$(41.3)	$14.2	$3.1

Note 16. Commitments and Contingencies

Purchase Commitments

As of December 31, 2023, we had commitments to purchase minimum quantities of certain metal products, which we entered into to secure material for corresponding long-term sales commitments with our customers. The total amount of the minimum commitments based on current pricing is estimated at approximately $301.4 million, with amounts in 2024, 2025 and thereafter being $195.7 million, $54.7 million and $51.0 million, respectively.

Collective Bargaining Agreements

As of December 31, 2023, approximately 1,850, or 12%, of our total employees were covered by 60 collective bargaining agreements at 52 of our different locations, which expire at various times over the next five years. Approximately 700 of our employees are covered by 19 different collective bargaining agreements that will expire during 2024.

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

Note 17. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2023	2022	2021

	(in millions, except number of shares which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$1,335.9	$1,840.1	$1,413.0

Denominator:
Weighted average shares outstanding	58,328	60,559	63,217
Dilutive effect of stock-based awards	687	936	1,110
Weighted average diluted shares outstanding	59,015	61,495	64,327

Earnings per share attributable to Reliance stockholders:
Basic	$22.90	$30.39	$22.35
Diluted	$22.64	$29.92	$21.97

The computations of diluted earnings per share using the treasury stock method for 2023, 2022 and 2021 do not include 51,409, 83,857 and 116,206 weighted average shares, respectively, in respect of outstanding RSUs and PSUs, because their inclusion would have been anti-dilutive.

Note 18. Segment Information

We have one operating and reportable segment—metals service centers. Although a variety of products or services are sold at our various locations, in total, gross sales were comprised of the following in each of the three years ended December 31:

	2023	2022	2021
Carbon steel	53%	54%	58%
Aluminum	16	15	14
Stainless steel	15	17	16
Alloy	5	4	4
Toll processing and logistics	4	3	3
Copper and brass	2	2	1
Other	5	5	4
Total	100%	100%	100%

The following table summarizes consolidated financial information of our U.S. and foreign operations:

	United States	Foreign Countries	Total

	(in millions)
Year Ended December 31, 2023:
Net sales	$13,786.8	$1,019.1	$14,805.9
Long-lived assets	5,288.4	420.1	5,708.5
Year Ended December 31, 2022:
Net sales	15,978.6	1,046.4	17,025.0
Long-lived assets	5,051.9	391.4	5,443.3
Year Ended December 31, 2021:
Net sales	13,371.7	721.6	14,093.3
Long-lived assets	4,971.2	404.7	5,375.9

Note 19. Subsequent Events

In February 2024, we completed the acquisition of Cooksey Iron & Metal Company (“Cooksey Steel”) and entered into a definitive agreement to acquire American Alloy Steel, Inc. (“American Alloy”) subject to regulatory approval and other customary closing conditions.

The allocation of the total purchase price for our acquisition of Cooksey Steel to the fair values of the assets acquired and liabilities assumed is not presented as the accounting is incomplete due to the recency of the acquisition.

RELIANCE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)

		Additions		Amounts
	Balance at	Charged to		Charged to	Balance at
	Beginning	Costs and		Other	End of
	of Year	Expenses	Deductions(1)	Accounts	Year
Year Ended December 31, 2023:
Allowance for credit losses	$26.1	$3.5	$4.7	$—	$24.9
Year Ended December 31, 2022:
Allowance for credit losses	$26.7	$3.4	$4.0	$—	$26.1
Year Ended December 31, 2021:
Allowance for credit losses	$19.0	$9.8	$2.8	$0.7	$26.7
(1)	Uncollectible accounts written off.

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

Under the supervision and with the participation of the Company’s management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2023 at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, which is included in Item 9A.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Reliance, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Reliance, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II of valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Los Angeles, California

February 29, 2024

Item 9B.  Other Information

During the fourth quarter ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information about our Code of Conduct, which applies to our executive officers and senior management, our directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be held on May 15, 2024 (the “Proxy Statement”) and is incorporated herein by reference.

Item 11.  Executive Compensation

Information relating to our executive officer and director compensation and the compensation committee of the Board of Directors will be included in the Proxy Statement and is incorporated herein by reference (excluding the information contained under the heading “Executive Compensation Tables—Pay Versus Performance Disclosure”).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be included in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Information regarding certain relationships and related transactions and director independence will be included in the Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

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

(3)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
3.01	Registrant’s Restated Certificate of Incorporation.	8-K	3.1	6/1/2015
3.02	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation, dated February 14, 2024.	8-K	3.1	2/15/2024
3.03	Registrant’s Amended and Restated Bylaws.	8-K	3.2	2/15/2024
4.01	Exchange Notes under the Indenture dated November 20, 2006 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	10.01	11/20/2006
4.02	Forms of the Notes and the Exchange Notes under the Indenture.	8-K	10.02	11/20/2006
4.03	Indenture dated April 12, 2013 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/12/2013
4.04	First Supplemental Indenture dated April 12, 2013 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	4.2	4/12/2013
4.05	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act.	10-K	4.05	12/31/2019
4.06	Indenture, dated August 3, 2020, among Reliance Steel & Aluminum Co. and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	8/3/2020

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
4.07	First Supplemental Indenture, dated August 3, 2020, among Reliance Steel & Aluminum Co. and Wells Fargo Bank, National Association, as trustee (including forms of note for the 1.300% Senior Notes due 2025 and 2.150% Senior Notes due 2030).	8-K	4.2	8/3/2020
10.01†	Registrant’s Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2009).	10-K	10.15	12/31/2008
10.02†	Registrant’s Directors Equity Plan.	DEF 14A	Appendix A	4/1/2011
10.03†	Registrant’s Amended and Restated Deferred Compensation Plan effective January 1, 2013.	10-K	10.09	12/31/2012
10.04†	Registrant’s Amendment No. 1 to Amended and Restated Stock Option and Restricted Stock Plan.	8-K	4.1	5/15/2013
10.05†	Registrant’s Form of Indemnification Agreement for officers and directors.	8-K	10.1	2/16/2016
10.06†	Form of Restricted Stock Unit Award Agreement – ROA Performance.	10-Q	10.3	3/31/2016
10.07†	Form of Restricted Stock Unit Award Agreement – Service.	10-Q	10.4	3/31/2016
10.08†	Registrant’s Second Amended and Restated 2015 Incentive Award Plan.	8-K	10.1	5/22/2020
10.09†	Amendment No. 1 to Registrant’s Directors Equity Plan.	8-K	10.2	5/22/2020
10.10	Amended and Restated Credit Agreement dated as of September 3, 2020, among Reliance Steel & Aluminum Co., as Borrower, Bank of America N.A., as the Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, PNC Bank, National Association and TD Bank, N.A., as Co-Documentation Agents, and the other lenders party thereto.	8-K	10.1	9/10/2020
10.11†	Registrant’s First Amendment to Deferred Compensation Plan effective December 22, 2020.	10-K	10.15	12/31/2020
10.12	Amendment No.1 dated as of January 12, 2023 to Amended and Restated Credit Agreement dated as of September 3, 2020, among Reliance Steel & Aluminum Co., as Borrower, Bank of America N.A., as the Administrative Agent, and each of the lenders party thereto.	10-K	10.12	12/31/2022
10.13†	Registrant’s Second Amendment to Deferred Compensation Plan (Amended and Restated Effective January 1, 2013) dated as of February 14, 2023.	10-Q	10.1	3/31/2023
21*	Subsidiaries of Registrant.
23*	Consent of Independent Registered Public Accounting Firm—KPMG LLP.
24*	Power of Attorney.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Registrant’s Amended and Restated Compensation Recovery Policy.
101*

The following financial information from Reliance, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
104*	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.
** Furnished herewith. † Indicates management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2024.

RELIANCE, INC.
By:	/s/ Arthur Ajemyan
Arthur Ajemyan
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

The officers and directors of Reliance, Inc. whose signatures appear below hereby constitute and appoint Karla R. Lewis and Arthur Ajemyan, or any of them, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of them in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark V. Kaminski	Chair of the Board; Director	February 29, 2024
Mark V. Kaminski

/s/ Karla R. Lewis	President and Chief Executive Officer (Principal Executive Officer); Director	February 29, 2024
Karla R. Lewis

/s/ Lisa L. Baldwin	Director	February 29, 2024
Lisa L. Baldwin

/s/ Karen W. Colonias	Director	February 29, 2024
Karen W. Colonias

/s/ Frank J. Dellaquila	Director	February 29, 2024
Frank J. Dellaquila

/s/ James D. Hoffman	Director	February 29, 2024
James D. Hoffman

/s/ Robert A. McEvoy	Director	February 29, 2024
Robert A. McEvoy

/s/ David W. Seeger	Director	February 29, 2024
David W. Seeger

/s/ Douglas W. Stotlar	Director	February 29, 2024
Douglas W. Stotlar