Form 10-Q
period 2024-03-31
RELIANCE, INC.
filed 2024-05-02
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 26, 2024, 57,426,608 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	March 31,	December 31,
	2024	2023*
ASSETS
Current assets:
Cash and cash equivalents	$934.9	$1,080.2
Accounts receivable, less allowance for credit losses of $27.2 at March 31, 2024 and $24.9 at December 31, 2023	1,686.0	1,472.4
Inventories	2,166.9	2,043.2
Prepaid expenses and other current assets	135.6	140.4
Income taxes receivable	—	35.6
Total current assets	4,923.4	4,771.8
Property, plant and equipment:
Land	282.6	281.7
Buildings	1,534.5	1,510.9
Machinery and equipment	2,743.6	2,700.4
Accumulated depreciation	(2,251.4)	(2,244.6)
Property, plant and equipment, net	2,309.3	2,248.4
Operating lease right-of-use assets	230.7	231.6
Goodwill	2,125.3	2,111.1
Intangible assets, net	986.1	981.1
Cash surrender value of life insurance policies, net	39.5	43.8
Other long-term assets	97.9	92.5
Total assets	$10,712.2	$10,480.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$449.7	$410.3
Accrued expenses	118.3	118.5
Accrued compensation and retirement benefits	139.8	213.9
Accrued insurance costs	46.1	44.4
Current maturities of long-term debt	0.3	0.3
Current maturities of operating lease liabilities	56.3	56.2
Income taxes payable	46.9	—
Total current liabilities	857.4	843.6
Long-term debt	1,142.6	1,141.9
Operating lease liabilities	177.8	178.9
Long-term retirement benefits	27.8	25.1
Other long-term liabilities	70.8	64.0
Deferred income taxes	493.1	494.0
Total liabilities	2,769.5	2,747.5
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value and 200,000 shares authorized
Issued and outstanding shares—57,426 at March 31, 2024 and 57,271 at December 31, 2023	0.1	0.1
Retained earnings	8,025.6	7,798.9
Accumulated other comprehensive loss	(93.3)	(76.7)
Total Reliance stockholders’ equity	7,932.4	7,722.3
Noncontrolling interests	10.3	10.5
Total equity	7,942.7	7,732.8
Total liabilities and equity	$10,712.2	$10,480.3

* Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended March 31,
	2024	2023
Net sales	$3,644.8	$3,965.3

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,516.6	2,739.3
Warehouse, delivery, selling, general and administrative	671.5	651.3
Depreciation and amortization	63.6	61.1
	3,251.7	3,451.7

Operating income	393.1	513.6

Other (income) expense:
Interest expense	9.7	10.9
Other income, net	(12.8)	(5.8)
Income before income taxes	396.2	508.5
Income tax provision	92.4	124.1
Net income	303.8	384.4
Less: net income attributable to noncontrolling interests	0.9	1.3
Net income attributable to Reliance	$302.9	$383.1

Earnings per share attributable to Reliance stockholders:
Basic	$5.28	$6.51
Diluted	$5.23	$6.43

Shares used in computing earnings per share:
Basic	57,340	58,832
Diluted	57,882	59,534

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$303.8	$384.4
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(15.7)	0.6
Postretirement benefit plan adjustments, net of tax	(0.9)	(0.8)
Total other comprehensive loss	(16.6)	(0.2)
Comprehensive income	287.2	384.2
Less: comprehensive income attributable to noncontrolling interests	0.9	1.3
Comprehensive income attributable to Reliance	$286.3	$382.9

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Total equity, beginning balances	$7,732.8	$7,095.9

Common stock and additional paid-in capital:
Beginning balances	0.1	0.1
Stock-based compensation	13.0	13.5
Taxes paid related to net share settlement of restricted stock units	(13.0)	(7.4)
Repurchase of common shares	—	(6.1)
Ending balances	0.1	0.1

Retained earnings:
Beginning balances	7,798.9	7,173.6
Net income attributable to Reliance	302.9	383.1
Cash dividends and dividend equivalents	(65.3)	(62.0)
Taxes paid related to net share settlement of restricted stock units	(10.9)	(29.8)
Repurchase of common shares	—	(32.8)
Ending balances	8,025.6	7,432.1

Accumulated other comprehensive loss:
Beginning balances	(76.7)	(86.3)
Other comprehensive loss	(16.6)	(0.2)
Ending balances	(93.3)	(86.5)

Total Reliance stockholders' equity, ending balances	7,932.4	7,345.7

Noncontrolling interests:
Beginning balances	10.5	8.5
Comprehensive income	0.9	1.3
Dividends paid	(1.1)	(1.1)
Ending balances	10.3	8.7

Total equity, ending balances	$7,942.7	$7,354.4

Cash dividends declared per common share	$1.10	$1.00

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$303.8	$384.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	63.6	61.1
Stock-based compensation expense	13.0	13.5
Other	2.8	(0.1)
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(211.6)	(237.1)
Inventories	(114.6)	13.5
Prepaid expenses and other assets	73.9	50.0
Accounts payable and other liabilities	(4.6)	99.3
Net cash provided by operating activities	126.3	384.6

Investing activities:
Acquisition, net of cash acquired	(53.7)	—
Purchases of property, plant and equipment	(108.7)	(102.9)
Other	(15.0)	0.3
Net cash used in investing activities	(177.4)	(102.6)

Financing activities:
Principal payment on long-term debt	—	(500.0)
Cash dividends and dividend equivalents	(65.3)	(62.0)
Share repurchases	—	(38.9)
Taxes paid related to net share settlement of restricted stock units	(23.9)	(37.2)
Other	(1.1)	(1.1)
Net cash used in financing activities	(90.3)	(639.2)
Effect of exchange rate changes on cash and cash equivalents	(3.9)	—
Decrease in cash and cash equivalents	(145.3)	(357.2)
Cash and cash equivalents at beginning of year	1,080.2	1,173.4
Cash and cash equivalents at end of the period	$934.9	$816.2

Supplemental cash flow information:
Interest paid during the period	$8.8	$14.4
Income taxes paid during the period, net	$10.2	$21.2

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

In February 2024, we changed our corporate name from Reliance Steel & Aluminum Co. to Reliance, Inc. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Quarterly Report on Form 10-Q. The accompanying unaudited consolidated financial statements include the accounts of Reliance, Inc. (formerly Reliance Steel & Aluminum Co.) and its subsidiaries (collectively “Reliance”, the “Company”, “we”, “our” or “us”). These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the consolidated financial statements reflect all material adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The ownership of the other interest holders of consolidated subsidiaries is reflected as noncontrolling interests. Investments in unconsolidated subsidiaries are recorded under the equity method of accounting. These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and accompanying notes included in Reliance’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

We have recast certain prior period amounts in the statement of equity for the three months ended March 31, 2023, to conform to the current presentation. The recasting of the prior period information did not have an impact on the ending balances presented.

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

Impact of Recently Issued Accounting Standards—Not Yet Adopted

Segment Reporting—In November 2023, the Financial Accounting Standards Board (“FASB”) issued changes that require disclosure of significant expenses and other segment items included in the measure of segment profitability that the chief operating decision maker uses to assess segment performance and make decisions about resource allocation. Under these changes, companies like Reliance with a single reportable segment are required to provide the same disclosures as companies with multiple segments. These changes will be effective for our fiscal years beginning January 1, 2024 and quarterly periods beginning January 1, 2025, with early adoption permitted. As the guidance only requires additional disclosure, there will be no impact to our results of operations, financial condition or cash flows.

Improvement to Income Tax Disclosures—In December 2023, the FASB issued changes to expand the disclosure requirements for income taxes. The changes require disaggregated information about our effective tax rate reconciliation and income taxes paid. These changes will be effective for our fiscal years beginning January 1, 2025, with early adoption permitted. As the guidance only requires additional disclosure, there will be no impact to our results of operations, financial condition or cash flows.

Note 2. Acquisitions

On February 1, 2024, we acquired, with cash on hand, Cooksey Iron & Metal Company (“Cooksey Steel”), a metals service center that processes and distributes finished steel products, including tubing, beams, plates and bars. Headquartered in Tifton, Georgia, Cooksey Steel operates three locations, servicing a diverse range of customers. Included in our net sales for the first quarter of 2024 were net sales of $16.1 million from Cooksey Steel.

On April 1, 2024, we acquired American Alloy Steel, Inc. (“American Alloy”) with cash on hand. American Alloy, headquartered in Houston, Texas, operates five metals service centers and a plate fabrication business in the U.S. American Alloy is a distributor of specialty carbon and alloy steel plate and round bar, including pressure vessel quality (PVQ) material.

On April 1, 2024, we acquired, with cash on hand, Mid-West Materials, Inc. (“MidWest Materials”), a flat-rolled steel service center that primarily services North American original equipment manufacturers. Headquartered in Perry, Ohio, MidWest Materials provides steel products including hot-rolled, high strength hot-rolled, coated, and cold-rolled products that are sold into the trailer manufacturing, agriculture, metal fabrication, and building products markets.

No sales from American Alloy and MidWest Materials were included in our net sales for first quarter of 2024.

The allocation of the total purchase price for the acquisition of Cooksey Steel to the fair values of the assets acquired and liabilities assumed is not significant. The aggregate allocation of the purchase prices for all acquisitions to the fair values of the assets acquired and liabilities assumed and supplemental pro forma information are not presented as the accounting for the acquisitions of American Alloy and MidWest Materials are incomplete due to their recency.

Note 3. Revenues

The following table presents our net sales disaggregated by product and service:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Carbon steel	$2,012.9	$2,128.5
Aluminum	596.1	670.2
Stainless steel	559.9	657.3
Alloy	171.9	191.4
Toll processing and logistics	157.8	155.4
Copper and brass	75.3	82.0
Other and eliminations	70.9	80.5
Total	$3,644.8	$3,965.3

Note 4. Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2024	$2,111.1
Acquisition	16.5
Effect of foreign currency translation	(2.3)
Balance at March 31, 2024	$2,125.3

We had no accumulated impairment losses related to goodwill at March 31, 2024 and December 31, 2023.

Note 5. Intangible Assets, Net

Intangible assets, net consisted of the following:

		March 31, 2024		December 31, 2023
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization

		(in millions)
Intangible assets subject to amortization:
Customer lists/relationships	14.0	$721.4	$(529.8)	$716.0	$(520.5)
Backlog of orders	7.9	22.3	(6.6)	22.9	(6.0)
Other	9.4	10.1	(9.5)	10.0	(9.5)
		753.8	(545.9)	748.9	(536.0)
Intangible assets not subject to amortization:
Trade names		778.2	—	768.2	—
		$1,532.0	$(545.9)	$1,517.1	$(536.0)

In connection with our acquisition of Cooksey Steel in the first quarter of 2024, we recorded $14.1 million of intangible assets, including $8.0 million allocated to the trade name acquired, which is not subject to amortization.

Amortization expense for intangible assets was $10.3 million and $11.8 million for the first quarters of 2024 and 2023, respectively. Foreign currency translation losses related to Intangible assets, net were $1.0 million in the first quarter of 2024 compared to foreign currency translation gains of $0.2 million in the first quarter of 2023.

The following is a summary of estimated future amortization expense:

(in millions)
2024 (remaining nine months)	$30.6
2025	36.7
2026	27.3
2027	26.6
2028	25.1
Thereafter	61.6
$207.9

Note 6. Debt

Debt consisted of the following:

	March 31,	December 31,
	2024	2023

	(in millions)
Unsecured revolving credit facility maturing September 3, 2025	$—	$—
Senior unsecured notes, interest payable semi-annually at 1.30%, effective rate of 1.53%, maturing August 15, 2025	400.0	400.0
Senior unsecured notes, interest payable semi-annually at 2.15%, effective rate of 2.27%, maturing August 15, 2030	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 6.85%, effective rate of 6.91%, maturing November 15, 2036	250.0	250.0
Other notes	1.4	1.4
Total	1,151.4	1,151.4
Less: unamortized discount and debt issuance costs	(8.5)	(9.2)
Less: amounts due within one year	(0.3)	(0.3)
Total long-term debt	$1,142.6	$1,141.9

The weighted average effective interest rate on the Company’s outstanding borrowings as of March 31, 2024 and December 31, 2023 was 3.02%.

Unsecured Credit Facility

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement that amended and restated our then-existing $1.5 billion unsecured revolving credit facility. As of March 31, 2024, borrowings under the Credit Agreement were available at variable rates based on the Secured Overnight Financing Rate (“SOFR”) plus 1.10% or the bank prime rate and we currently pay a commitment fee at an annual rate of 0.175% on the unused portion of the revolving credit facility. The applicable margins over SOFR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

As of March 31, 2024 and December 31, 2023, we had no outstanding borrowings on the revolving credit facility. We had $1.4 million of letters of credit outstanding under the revolving credit facility as of March 31, 2024 and December 31, 2023.

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

Other Notes, Revolving Credit and Letter of Credit/Letters of Guarantee Facilities

A revolving credit facility with a credit limit of $7.5 million is in place for an operation in Asia with no outstanding balance as of March 31, 2024 and December 31, 2023.

Various industrial revenue bonds had combined outstanding balances of $1.4 million as of March 31, 2024 and December 31, 2023 and have maturities through 2027.

We have a $50.0 million standby letters of credit/letters of guarantee agreement with one of the lenders under our Credit Agreement. A total of $40.5 million and $40.9 million were outstanding under this facility as of March 31, 2024 and December 31, 2023, respectively.

Covenants

The Credit Agreement and the indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all financial maintenance covenants in our Credit Agreement at March 31, 2024.

Note 7.  Leases

Our metals service center leases are comprised of processing and distribution facilities, equipment, automobiles, trucks and trailers, ground leases and other leased spaces, such as depots, sales offices, storage and data centers. We also lease various office spaces. Our leases of facilities and other spaces expire at various times through 2045 and our ground leases expire at various times through 2068. Nearly all of our leases are operating leases; we have an insignificant amount of recognized finance right-of-use assets and obligations.

The following is a summary of our lease cost:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Operating lease cost	$25.2	$23.6

Supplemental cash flow and balance sheet information is presented below:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Supplemental cash flow information:
Cash payments for operating leases	$25.3	$23.5
Right-of-use assets obtained in exchange for operating lease obligations	$28.2	$15.6

	March 31,	December 31,
	2024	2023
Other lease information:
Weighted average remaining lease term—operating leases	6.3 years	5.8 years
Weighted average discount rate—operating leases	4.5%	4.3%

Maturities of operating lease liabilities as of March 31, 2024 are as follows:

(in millions)
2024 (remaining nine months)	$50.2
2025	55.3
2026	42.3
2027	32.1
2028	24.7
Thereafter	67.6
Total operating lease payments	272.2
Less: imputed interest	(38.1)
Total operating lease liabilities	$234.1

Note 8.  Income Taxes

Our effective income tax rates for the first quarters of 2024 and 2023 were 23.3% and 24.4%, respectively. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes.

Note 9. Equity

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

A summary of the status of our unvested RSUs and PSUs and changes during the first quarter of 2024 is as follows:

		Weighted
		Average
	RSU and PSU	Grant Date
	Aggregate Units	Fair Value
Unvested at January 1, 2024	437,239	$213.06
Granted(1)	170,611	289.07
Vested	(3,770)	211.16
Cancelled or forfeited	(5,556)	214.23
Unvested at March 31, 2024	598,524	$234.73
Shares reserved for future grants (all plans)	1,334,811
(1)	Comprised of 100,669 RSUs and 69,942 PSUs granted in February 2024. The RSUs cliff vest on December 1, 2026 and the PSUs vest upon the completion of a 3-year performance period ending December 31, 2026.

As of March 31, 2024, there was $102.8 million of total unrecognized compensation cost related to unvested RSUs and PSUs that is expected to be recognized, net of actual forfeitures and cancellations, over a weighted average period of 2.0 years.

Dividends

On April 23, 2024, our Board of Directors declared the 2024 second quarter cash dividend of $1.10 per share of common stock, payable on June 7, 2024 to stockholders of record as of May 24, 2024.

During the first quarters of 2024 and 2023, we declared and paid quarterly dividends of $1.10 and $1.00 per share, or $63.2 million and $59.0 million in total, respectively. In addition, we paid $2.1 million and $3.0 million in dividend equivalents with respect to vested RSUs and PSUs during the first quarters of 2024 and 2023, respectively.

Share Repurchases

We did not repurchase any shares of our common stock in the first quarter of 2024. In the first quarter of 2023, we repurchased 160,224 shares at an average cost per share of $242.86 for a total of $38.9 million. The amounts of our share repurchases do not include the taxes we paid of $23.9 million and $37.2 million in the first quarters of 2024 and 2023, respectively, for shares withheld to settle our employees’ tax withholding obligations related to net share settlements upon the vesting of RSUs and PSUs.

As of March 31, 2024, we had remaining authorization under our $1.5 billion share repurchase program authorized by our Board of Directors on October 24, 2023 to repurchase $1.44 billion of our common stock. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

We may repurchase shares through a variety of methods including, but not limited to, open market purchases, accelerated share repurchases, negotiated block purchases and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and
	Foreign Currency	Postretirement Benefit	Accumulated Other
	Translation	Plan Adjustments,	Comprehensive
	Loss	Net of Tax	Loss
		(in millions)
Balance as of January 1, 2024	$(75.7)	$(1.0)	$(76.7)
Current-period change	(15.7)	(0.9)	(16.6)
Balance as of March 31, 2024	$(91.4)	$(1.9)	$(93.3)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit plan adjustments are net of taxes of $0.7 million as of March 31, 2024 and December 31, 2023. Pension and postretirement benefit plan adjustments are amortized over service periods and reflected in the amortization of net loss component of our net periodic benefit cost or recognized as a non-operating loss as result of plan settlements. As our pension and postretirement benefit plan obligations are settled, the related income tax effect is released from accumulated other comprehensive loss and included in our income tax provision.

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

Note 11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2024	2023

	(in millions, except number of shares which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$302.9	$383.1

Denominator:
Weighted average shares outstanding	57,340	58,832
Dilutive effect of stock-based awards	542	702
Weighted average diluted shares outstanding	57,882	59,534

Earnings per share attributable to Reliance stockholders:
Basic	$5.28	$6.51
Diluted	$5.23	$6.43

The computations of earnings per share for the first quarters of 2024 and 2023 do not include 103,700 and 194,304 weighted average shares, respectively, in respect of outstanding RSUs and PSUs, because their inclusion would have been anti-dilutive.

Note 12.  Employee Benefits

Certain of our union employees participate in plans collectively bargained and maintained by multiple employers and a labor union. During the first quarter of 2024, we recognized estimated withdrawal liabilities of $4.6 million based on our anticipated withdrawal from two multiemployer plans.

RELIANCE, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “Company,” “Reliance,” “we,” “our,” and “us” refer to Reliance, Inc. and all its subsidiaries that are consolidated in accordance with U.S. generally accepted accounting principles, unless otherwise indicated.

This report contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements may include, but are not limited to, discussions of our industry and end markets, our business strategies and our expectations concerning future demand and major commodity product pricing and our results of operations, margins, profitability, taxes, liquidity, macroeconomic conditions, including inflation, prevailing elevated interest rates and slowing macroeconomic growth, litigation matters and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “explore,” “estimate,” “predict,” “potential,” “preliminary,” “range,” “intend” and “continue,” the negative of these terms, and similar expressions. All statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date of such statements. We caution readers not to place undue reliance on forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, as well as developments beyond our control, including, but not limited to, the impacts of labor constraints and supply chain disruptions and changes in domestic and worldwide political and economic conditions such as inflation, a prolonged higher interest rate environment and slowing macroeconomic growth that could materially impact us, our customers and suppliers and demand for our products and services. Deteriorations in economic conditions, as a result of inflation, elevated interest rates, economic recession, slowing growth, outbreaks of infectious disease, conflicts such as the war in Ukraine and the evolving events in Israel and Gaza or otherwise, could lead to a decline in demand for our products and services and negatively impact our business, and may also impact financial markets and corporate credit markets which could adversely impact our access to financing, or the terms of any financing. Other factors which could cause actual results to differ materially from our forward-looking statements include those disclosed in this report and in other reports we have filed with the United States Securities and Exchange Commission (the “SEC”). Important risks and uncertainties about our business can be found elsewhere in this Quarterly Report on Form 10-Q and in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC and in other documents Reliance files or furnishes with the SEC.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the other sections of this quarterly report on Form 10-Q, including the consolidated financial statements and related notes contained in Item 1.

Overview

In the first quarter of 2024, demand was healthy in the majority of our end markets. However, our operating results in the first quarter of 2024 declined from the first quarter of 2023, mainly due to lower metals prices and a decrease in tons sold, which was impacted by one less shipping day.

Gross profit margin for the first quarter of 2024 and 2023 was 31.0% and 30.9%, respectively. We believe strong operational execution of our strategies under our resilient business model, which includes diversity in products, end markets and geographies, and increased levels of value-added processing services during a more challenging metals pricing environment in the first quarter of 2024 supported our gross profit margin at a high level consistent with the first quarter of 2023.

Our first quarter of 2024 same-store net sales decreased 8.8% compared to the first quarter of 2023 as a result of a 6.5% decline in average selling price per ton sold and a 2.9% decline in tons sold. Our domestic tons sold in the first quarter of 2024 represented approximately 14.9% of total U.S. industry shipments as reported by the Metals Service Center Institute, up from 14.5% for 2023.

In the first quarter of 2024 compared to the first quarter of 2023, we saw improving demand in non-residential construction and automotive, which we service through our tolling operations; stable demand in aerospace, and modestly lower demand in semiconductors and across the overall broader manufacturing sectors we serve.

Earnings per diluted share were $5.23 and $6.43 for the first quarter of 2024 and 2023, respectively.

Cash flow from operations of $126.3 million for the first quarter of 2024 decreased from $384.6 million for the first quarter of 2023 due to increased spending on working capital and lower profitability.

Organic growth activities were substantially comprised of capital expenditures of $108.7 million for the first quarter of 2024 compared to $102.9 million for the first quarter of 2023. We also completed an acquisition in February 2024 for $53.7 million.

Returns to stockholders for the first quarter of 2024 were comprised of $65.3 million of cash dividends. In the first quarter of 2024, we increased our quarterly dividend rate 10% to $1.10 per common share (or $4.40 on an annualized basis).

Acquisitions

2024 Acquisitions

We completed three acquisitions in 2024. The combined 2023 annual sales of our 2024 acquisitions were nearly $500 million.

●	On February 1, 2024, we acquired, with cash on hand, Cooksey Iron & Metal Company (“Cooksey Steel”), a metals service center that processes and distributes finished steel products, including tubing, beams, plates and bars. Headquartered in Tifton, Georgia, Cooksey Steel operates three locations, servicing a diverse range of customers. Included in our net sales for the first quarter of 2024 were net sales of $16.1 million from Cooksey Steel.

●	On April 1, 2024, we acquired American Alloy Steel, Inc. (“American Alloy”) with cash on hand. American Alloy, headquartered in Houston, Texas, operates five metals service centers and a plate fabrication business in the U.S. American Alloy is a distributor of specialty carbon and alloy steel plate and round bar, including pressure vessel quality (PVQ) material. For the year ended December 31, 2023, net sales for American Alloy were approximately $310 million.

●	On April 1, 2024, we acquired, with cash on hand, Mid-West Materials, Inc. (“MidWest Materials”), a flat-rolled steel service center that primarily services North American original equipment manufacturers. Headquartered in Perry, Ohio, MidWest Materials provides steel products including hot-rolled, high strength hot-rolled, coated, and cold-rolled products that are sold into the trailer manufacturing, agriculture, metal fabrication, and building products markets. For the year ended December 31, 2023, net sales for MidWest Materials were approximately $87 million.

No sales from American Alloy and MidWest Materials were included in our net sales for the first quarter of 2024.

2023 Acquisition

On May 1, 2023, we acquired, with cash on hand, Southern Steel Supply, LLC (“Southern Steel”). Southern Steel is headquartered in Memphis, Tennessee and offers merchant and structural steel, pipe and tube, steel plate, ornamental products and laser cut and fabricated parts. Included in our net sales for the first quarter of 2024 were net sales of $10.6 million from Southern Steel.

Results of Operations

The following sets forth certain income statement data for the first quarters of 2024 and 2023 (dollars are shown in millions, except per share amounts, and certain percentages may not calculate due to rounding):

	Three Months Ended March 31,
	2024		2023
		% of		% of
	$	Net Sales	$	Net Sales
Net sales	$3,644.8	100.0%	$3,965.3	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)	2,516.6	69.0	2,739.3	69.1
Gross profit(1)	1,128.2	31.0	1,226.0	30.9
Warehouse, delivery, selling, general and administrative expense (“SG&A”)	671.5	18.4	651.3	16.4
Depreciation and amortization expense	63.6	1.7	61.1	1.5
Operating income	$393.1	10.8%	$513.6	13.0%

Net income attributable to Reliance	$302.9	8.3%	$383.1	9.7%
Diluted earnings per share attributable to Reliance stockholders	$5.23		$6.43
(1)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

First Quarter Ended March 31, 2024 Compared to First Quarter Ended March 31, 2023

Net Sales

	Three Months Ended March 31,		Dollar	Percentage
	2024	2023	Change	Change

	(dollars in millions)
Net sales	$3,644.8	$3,965.3	$(320.5)	(8.1)%
Net sales, same-store	$3,618.1	$3,965.3	$(347.2)	(8.8)%

	Three Months Ended March 31,		Tons	Percentage
	2024	2023	Change	Change

	(tons in thousands)
Tons sold	1,494.0	1,520.1	(26.1)	(1.7)%
Tons sold, same-store	1,476.4	1,520.1	(43.7)	(2.9)%

	Three Months Ended March 31,		Price	Percentage
	2024	2023	Change	Change
Average selling price per ton sold	$2,442	$2,623	$(181)	(6.9)%
Average selling price per ton sold, same-store	$2,453	$2,623	$(170)	(6.5)%

Our tons sold and average selling prices per ton sold exclude our tons toll processed. Our average selling prices per ton sold includes intercompany transactions that are eliminated from our consolidated net sales. Same-store amounts exclude the results of our 2024 and 2023 acquisitions.

Demand remained relatively healthy in the majority of end markets we serve. Our same-store net sales declined from the first quarter of 2023 mainly due to lower selling prices and a decrease in tons sold, which was impacted by one less shipping day.

Since we primarily purchase and sell our inventories in the spot market, our average selling prices generally fluctuate similarly with the changes in the costs of the various metals we purchase; the mix of products sold can also have an impact on our overall average selling price per ton sold. As carbon steel sales represented 53% of our gross sales for the first quarter of 2024, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold. Year-over-year changes in the selling prices of our major commodity products and related mix of our tons sold are presented below:

	Change in	Change in
	Average Selling	Percentage of
	Price Per	Total
	Ton Sold	Tons Sold
Carbon steel	(4.1)%	0.3%
Aluminum	(6.3)%	(0.2)%
Stainless steel	(13.3)%	—%
Alloy	(1.2)%	(0.2)%

Cost of Sales and Gross Profit

	Three Months Ended March 31,
	2024		2023
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Cost of sales	$2,516.6	69.0%	$2,739.3	69.1%	$(222.7)	(8.1)%
Gross profit	$1,128.2	31.0%	$1,226.0	30.9%	$(97.8)	(8.0)%
LIFO income, included in cost of sales	$(50.0)	(1.4)%	$(15.0)	(0.4)%	$(35.0)

Gross profit in the first quarter of 2024 decreased from the first quarter of 2023 mainly due to lower sales as a result of decreases in average selling price per ton sold and tons sold, which were impacted by one less shipping day.

In addition, we record in cost of sales non-cash adjustments to our LIFO method inventory valuation reserve that, in effect, reflects cost of sales at current replacement costs. The inventory caption of our consolidated balance sheet included a LIFO method inventory valuation reserve of $529.3 million at March 31, 2024.

We believe that our stable year-over-year gross profit margin was supported by our product diversity, small order sizes, investments in value-added processing capabilities and healthy demand in the majority of end markets we serve.

See “Net Sales” above for further discussion on product pricing trends.

Expenses

	Three Months Ended March 31,
	2024		2023
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
SG&A expense	$671.5	18.4%	$651.3	16.4%	$20.2	3.1%
SG&A expense, same-store	$668.1	18.5%	$651.3	16.4%	$16.8	2.6%
Depreciation & amortization expense	$63.6	1.7%	$61.1	1.5%	$2.5	4.1%

Our same-store SG&A expense increased mainly due to increased headcount relating to organic growth activities which was partially offset by lower incentive-based compensation resulting from lower profitability.

Our same-store SG&A expense as a percentage of sales increased mainly due to a decrease in sales.

Operating Income

	Three Months Ended March 31,
	2024		2023
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Operating income	$393.1	10.8%	$513.6	13.0%	$(120.5)	(23.5)%

The decrease in our operating income was mainly a result of lower gross profit, driven by lower metals prices and a decrease in tons sold, which was impacted by one less shipping day, along with a moderate increase in SG&A expense. Our operating income margin in the first quarter of 2024 decreased compared to the first quarter of 2023 due to lower sales that decreased operating leverage of our SG&A expense.

See “Net Sales” above for discussion of trends in demand and product costs and “Expenses” for trends in our operating expenses.

Other Income, Net

	Three Months Ended March 31,
	2024		2023
		% of		% of	Dollar
	$	Net Sales	$	Net Sales	Change

	(dollars in millions)
Other income, net	$(12.8)	(0.4)%	$(5.8)	(0.1)%	$(7.0)

The change in other income, net in the first quarter of 2024 compared to the first quarter of 2023 was mainly due to an increase in interest income as a result of higher cash and cash equivalent balances and interest earned thereon.

Income Tax Rate

Our effective income tax rates for the first quarters of 2024 and 2023 were 23.3% and 24.4%, respectively. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes.

Financial Condition

Operating Activities

Net cash provided by operations of $126.3 million in the first quarter of 2024 decreased from $384.6 million in the first quarter of 2023. The decrease in cash flow from operations was mainly due to lower profitability and increased spending on working capital. To manage our working capital, we focus on our days sales outstanding and inventory turnover rate as receivables and inventory are the two most significant elements of our working capital. As of March 31, 2024 and 2023, our days sales outstanding rates were 40.8 days and 40.0 days, respectively. Our inventory turnover rate (based on tons) during the first quarter of 2024 was 4.6 times (or 2.6 months on hand), compared to 4.9 times (or 2.4 months on hand) in the first quarter of 2023.

Investing Activities

Net cash used in investing activities was $177.4 million in the first quarter of 2024 compared to $102.6 million in the first quarter of 2023 and was substantially comprised of capital expenditures and the purchase price for an acquisition in February 2024. The majority of our capital expenditures in the first quarters of 2024 and 2023 were related to growth initiatives.

Financing Activities

Net cash used in financing activities was $90.3 million in the first quarter of 2024 compared to $639.2 million in the first quarter of 2023. The significant decrease was mainly due to the redemption of $500.0 million aggregate outstanding principal amount of senior notes in January 2023 and a decrease in share repurchases. We did not repurchase any shares in the first quarter of 2024 compared to $38.9 million of share repurchases in the first quarter of 2023.

On April 23, 2024, our Board of Directors declared the 2024 second quarter cash dividend of $1.10 per share. We have increased our quarterly dividend 31 times since our IPO in 1994, with the most recent increase of 10.0% from $1.00 to $1.10 per share effective in the first quarter of 2024. We have paid quarterly cash dividends on our common stock for 65 consecutive years and have never reduced or suspended our regular quarterly dividend.

Share Repurchase Plan

As of March 31, 2024, we had remaining authorization to repurchase $1.44 billion of our common stock under our $1.5 billion share repurchase program authorized by our Board of Directors on October 24, 2023. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time.

Debt

We have a $1.5 billion unsecured revolving credit facility with no outstanding borrowings at March 31, 2024 under our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). We also had an aggregate of $1.15 billion principal amount of senior unsecured note obligations with various maturities through 2036 issued under indentures as of March 31, 2024.

See Note 6—“Debt” to our consolidated financial statements for further information on our amended credit agreement and indentures governing our debt securities.

Liquidity and Capital Resources

We believe our primary sources of liquidity, including funds generated from operations, cash and cash equivalents and our Credit Agreement, will be sufficient to satisfy our cash requirements and stockholder return activities over the next 12 months and beyond. As of March 31, 2024, we had $934.9 million in cash and cash equivalents and our net debt-to-total capital ratio was 2.6%, up from 0.8% as of December 31, 2023.

As of March 31, 2024, we had $400.3 million of debt obligations coming due before our Credit Agreement matures on September 3, 2025.

We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and approximately $1.5 billion available under our revolving credit facility, we expect to continue to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit ratings enhance our ability to effectively raise capital. We believe our sources of liquidity will continue to be adequate to maintain operations, make necessary capital expenditures, finance strategic growth through acquisitions and internal initiatives, pay dividends and repurchase our common stock.

Covenants

The Credit Agreement and indentures governing our debt securities include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio.

We were in compliance with all financial maintenance covenants in our Credit Agreement at March 31, 2024.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $2.13 billion at March 31, 2024, or approximately 20% of total assets and 27% of total equity. Additionally, other intangible assets, net amounted to $986.1 million at March 31, 2024, or approximately 9% of total assets and 12% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their estimated useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

During the quarter ended March 31, 2024, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Website Disclosure

The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at www.reliance.com, and our investors relations website, investor.reliance.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section at investor.reliance.com. The website is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this quarterly report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the Company’s disclosures about market risk, please see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the Company’s exposures to market risk as disclosed in Part II—Item 7A of the Company’s 2023 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”), an evaluation was performed on the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to and as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our management, including the CEO and the CFO, concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were effective to ensure information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that it is accumulated and communicated to our management, including the CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained under the captions “Legal Matters” and “Environmental Contingencies” in Note 10—“Commitments and Contingencies” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the first quarter of 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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
101*

The following unaudited financial information from Reliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

104*	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101).

*      Filed herewith.

**    Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE, INC.
(Registrant)

Date: May 2, 2024	By:	/s/ Arthur Ajemyan

Arthur Ajemyan
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)