Form 10-Q
period 2024-06-30
RELIANCE, INC.
filed 2024-08-01
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 26, 2024, 55,015,528 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$3,643.3	$3,880.3	$7,288.1	$7,845.6

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,557.3	2,657.6	5,073.9	5,396.9
Warehouse, delivery, selling, general and administrative	667.7	650.6	1,339.2	1,301.9
Depreciation and amortization	66.6	60.8	130.2	121.9
	3,291.6	3,369.0	6,543.3	6,820.7

Operating income	351.7	511.3	744.8	1,024.9

Other (income) expense:
Interest expense	9.7	9.7	19.4	20.6
Other income, net	(7.7)	(9.3)	(20.5)	(15.1)
Income before income taxes	349.7	510.9	745.9	1,019.4
Income tax provision	81.4	124.6	173.8	248.7
Net income	268.3	386.3	572.1	770.7
Less: net income attributable to noncontrolling interests	0.5	1.2	1.4	2.5
Net income attributable to Reliance	$267.8	$385.1	$570.7	$768.2

Earnings per share attributable to Reliance stockholders:
Basic	$4.71	$6.56	$9.99	$13.07
Diluted	$4.67	$6.49	$9.90	$12.92

Shares used in computing earnings per share:
Basic	56,878	58,688	57,109	58,760
Diluted	57,394	59,346	57,638	59,440

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$268.3	$386.3	$572.1	$770.7
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(7.4)	0.7	(23.1)	1.2
Postretirement benefit plan adjustments, net of tax	(0.8)	(0.8)	(1.7)	(1.5)
Total other comprehensive loss	(8.2)	(0.1)	(24.8)	(0.3)
Comprehensive income	260.1	386.2	547.3	770.4
Less: comprehensive income attributable to noncontrolling interests	0.5	1.2	1.4	2.5
Comprehensive income attributable to Reliance	$259.6	$385.0	$545.9	$767.9

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	June 30,	December 31,
	2024	2023*
ASSETS
Current assets:
Cash and cash equivalents	$350.8	$1,080.2
Accounts receivable, less allowance for credit losses of $27.6 at June 30, 2024 and $24.9 at December 31, 2023	1,650.9	1,472.4
Inventories	2,288.7	2,043.2
Prepaid expenses and other current assets	132.3	140.4
Income taxes receivable	9.8	35.6
Total current assets	4,432.5	4,771.8
Property, plant and equipment:
Land	292.8	281.7
Buildings	1,627.1	1,510.9
Machinery and equipment	2,813.6	2,700.4
Accumulated depreciation	(2,295.9)	(2,244.6)
Property, plant and equipment, net	2,437.6	2,248.4
Operating lease right-of-use assets	241.7	231.6
Goodwill	2,167.0	2,111.1
Intangible assets, net	1,036.2	981.1
Cash surrender value of life insurance policies, net	34.4	43.8
Other long-term assets	98.7	92.5
Total assets	$10,448.1	$10,480.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$458.4	$410.3
Accrued expenses	146.6	118.5
Accrued compensation and retirement benefits	173.8	213.9
Accrued insurance costs	47.0	44.4
Current maturities of long-term debt	0.3	0.3
Current maturities of operating lease liabilities	57.4	56.2
Total current liabilities	883.5	843.6
Long-term debt	1,143.3	1,141.9
Operating lease liabilities	187.6	178.9
Long-term retirement benefits	27.7	25.1
Other long-term liabilities	71.3	64.0
Deferred income taxes	501.7	494.0
Total liabilities	2,815.1	2,747.5
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value and 200,000 shares authorized
Issued and outstanding shares—55,627 at June 30, 2024 and 57,271 at December 31, 2023	0.1	0.1
Retained earnings	7,724.4	7,798.9
Accumulated other comprehensive loss	(101.5)	(76.7)
Total Reliance stockholders’ equity	7,623.0	7,722.3
Noncontrolling interests	10.0	10.5
Total equity	7,633.0	7,732.8
Total liabilities and equity	$10,448.1	$10,480.3

* Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,
	2024	2023
Operating activities:
Net income	$572.1	$770.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	130.2	121.9
Stock-based compensation expense	26.9	31.6
Other	3.7	2.2
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(142.2)	(163.3)
Inventories	(141.0)	(202.1)
Prepaid expenses and other assets	84.5	71.1
Accounts payable and other liabilities	(41.6)	47.6
Net cash provided by operating activities	492.6	679.7

Investing activities:
Acquisitions, net of cash acquired	(346.5)	(24.1)
Purchases of property, plant and equipment	(206.9)	(233.1)
Other	(8.6)	2.2
Net cash used in investing activities	(562.0)	(255.0)

Financing activities:
Net short-term debt repayments	—	(2.2)
Principal payment on long-term debt	—	(505.7)
Cash dividends and dividend equivalents	(127.9)	(120.6)
Share repurchases	(519.3)	(112.8)
Taxes paid related to net share settlement of restricted stock units	(24.1)	(37.3)
Other	17.2	(1.8)
Net cash used in financing activities	(654.1)	(780.4)
Effect of exchange rate changes on cash and cash equivalents	(5.9)	(1.4)
Decrease in cash and cash equivalents	(729.4)	(357.1)
Cash and cash equivalents at beginning of year	1,080.2	1,173.4
Cash and cash equivalents at end of the period	$350.8	$816.3

Supplemental cash flow information:
Interest paid during the period	$18.0	$23.7
Income taxes paid during the period, net	$147.7	$191.0

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Total equity, beginning balances	$7,942.7	$7,354.4	$7,732.8	$7,095.9

Common stock and additional paid-in capital:
Beginning balances	0.1	0.1	0.1	0.1
Stock-based compensation	13.9	18.1	26.9	31.6
Taxes paid related to net share settlement of restricted stock units	(0.2)	(0.1)	(13.2)	(7.5)
Repurchase of common shares	(13.7)	(18.0)	(13.7)	(24.1)
Ending balances	0.1	0.1	0.1	0.1

Retained earnings:
Beginning balances	8,025.6	7,432.1	7,798.9	7,173.6
Net income attributable to Reliance	267.8	385.1	570.7	768.2
Cash dividends and dividend equivalents	(62.6)	(58.6)	(127.9)	(120.6)
Taxes paid related to net share settlement of restricted stock units	—	—	(10.9)	(29.8)
Repurchase of common shares	(505.6)	(55.9)	(505.6)	(88.7)
Excise tax on repurchase of common shares	(0.8)	(0.6)	(0.8)	(0.6)
Ending balances	7,724.4	7,702.1	7,724.4	7,702.1

Accumulated other comprehensive loss:
Beginning balances	(93.3)	(86.5)	(76.7)	(86.3)
Other comprehensive loss	(8.2)	(0.1)	(24.8)	(0.3)
Ending balances	(101.5)	(86.6)	(101.5)	(86.6)

Total Reliance stockholders' equity, ending balances	7,623.0	7,615.6	7,623.0	7,615.6

Noncontrolling interests:
Beginning balances	10.3	8.7	10.5	8.5
Comprehensive income	0.5	1.2	1.4	2.5
Acquisition	0.3	—	0.3	—
Dividends paid	(1.1)	—	(2.2)	(1.1)
Ending balances	10.0	9.9	10.0	9.9

Total equity, ending balances	$7,633.0	$7,625.5	$7,633.0	$7,625.5

Cash dividends declared per common share	$1.10	$1.00	$2.20	$2.00

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

We have recast certain prior period amounts in the statement of equity for the six months ended June 30, 2023, to conform to the current presentation. The recasting of the prior period information did not have an impact on the ending balances presented.

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

Included in our net sales for the six months ended June 30, 2024 were combined net sales of $115.1 million from our completed 2024 acquisitions.

On July 15, 2024, we announced that we had reached an agreement to acquire the toll processing assets of the FerrouSouth division of Ferragon Corporation (“FerrouSouth”), subject to customary closing conditions. FerrouSouth is a toll processing operation headquartered in Iuka, Mississippi, which provides flat-rolled steel processing and logistics services. No sales of FerrouSouth were included in our net sales for the six months ended June 30, 2024.

Our completed acquisitions increase our capacity and enhance our product, customer and geographic diversification. We have not diversified outside our core business of providing metal distribution and processing solutions since our inception.

The preliminary allocations of the purchase prices for our completed 2024 acquisitions to the fair values of the assets acquired and liabilities assumed were as follows:

(in millions)
Cash	$5.6
Accounts receivable	43.2
Inventories	109.9
Prepaid expenses and other current assets	1.0
Property, plant and equipment	99.7
Operating lease right-of-use assets	1.2
Goodwill	57.0
Intangible assets subject to amortization	36.5
Intangible assets not subject to amortization	38.9
Total assets acquired	393.0
Deferred taxes	7.1
Operating lease liabilities	1.2
Other current and long-term liabilities	32.3
Total liabilities assumed	40.6
Noncontrolling interest	0.3
Net assets acquired	$352.1

The completion of the purchase price allocations for our 2024 acquisitions are pending the completion of certain purchase price adjustments based on intangible asset valuations and various pre-acquisition period income tax returns.

Summary purchase price allocation information for all acquisitions

All of the acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocations of each acquisition’s purchase price as of June 30, 2024. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

As part of the purchase price allocations for the 2024 acquisitions, we allocated $38.9 million to the trade names acquired. We determined that all of the trade names acquired in connection with these acquisitions had indefinite lives since their economic lives are expected to approximate the life of each company acquired. We recorded other identifiable intangible assets related to customer relationships for the 2024 acquisitions of $36.3 million with weighted average lives of 13.3 years and non-compete agreements of $0.2 million with lives of 5.0 years. The goodwill arising from our 2024 acquisitions consists largely of expected strategic benefits, including enhanced financial and operational scale, as well as expansion of acquired product and processing know-how across our enterprise. Goodwill of $28.8 million from our 2024 acquisitions is expected to be deductible for income tax purposes.

Unaudited pro forma financial information for all acquisitions

The pro forma summary financial results present the consolidated results of operations as if our 2024 acquisitions had occurred as of January 1, 2023, after the effect of certain adjustments, including amortization of inventory step-down to fair value adjustments included in cost of sales, depreciation and amortization of certain identifiable property, plant and equipment and intangible assets.

The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the 2024 acquisitions been made as of January 1, 2023, or of any potential results which may occur in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions, except per share amounts)
Pro forma:
Net sales	$3,643.3	$4,018.9	$7,385.1	$8,122.0
Net income attributable to Reliance	$266.3	$395.1	$571.7	$787.5
Earnings per share attributable to Reliance stockholders:
Basic	$4.68	$6.73	$10.01	$13.40
Diluted	$4.64	$6.66	$9.92	$13.25

The pro forma amounts presented for the second quarter and six months ended June 30, 2023 include $2.2 million and $4.7 million, respectively, of non-recurring inventory step-down to fair value adjustments amortization credits.

Note 3. Revenues

The following table presents our net sales disaggregated by product and service:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Carbon steel	$2,025.7	$2,141.2	$4,038.6	$4,269.7
Aluminum	587.8	639.7	1,183.9	1,309.9
Stainless steel	521.8	604.0	1,081.7	1,261.3
Alloy	166.8	186.8	338.7	378.2
Toll processing and logistics	161.2	154.5	319.0	309.9
Copper and brass	87.0	77.9	162.3	159.9
Other and eliminations	93.0	76.2	163.9	156.7
Total	$3,643.3	$3,880.3	$7,288.1	$7,845.6

Note 4. Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2024	$2,111.1
Acquisitions	57.0
Purchase price allocation adjustments	2.1
Effect of foreign currency translation	(3.2)
Balance at June 30, 2024	$2,167.0

We had no accumulated impairment losses related to goodwill at June 30, 2024 and December 31, 2023.

Note 5. Intangible Assets, Net

Intangible assets, net consisted of the following:

		June 30, 2024		December 31, 2023
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization

		(in millions)
Intangible assets subject to amortization:
Customer lists/relationships	14.0	$751.5	$(539.9)	$716.0	$(520.5)
Backlog of orders	7.9	22.1	(7.2)	22.9	(6.0)
Other	9.3	10.2	(9.5)	10.0	(9.5)
		783.8	(556.6)	748.9	(536.0)
Intangible assets not subject to amortization:
Trade names		809.0	—	768.2	—
		$1,592.8	$(556.6)	$1,517.1	$(536.0)

Intangible assets recorded in connection with our 2024 acquisitions were $75.4 million, including $38.9 million allocated to the trade names acquired, which are not subject to amortization. See Note 2—“Acquisitions” for further discussion of intangible assets recorded in the preliminary purchase price allocations for our 2024 acquisitions.

Amortization expense for intangible assets was $21.1 million and $23.0 million for the six months ended June 30, 2024 and 2023, respectively. Foreign currency translation loss on Intangible assets, net was $1.4 million for the six months ended June 30, 2024 compared to foreign currency translation gain of $1.2 million for the six months ended June 30, 2023.

The following is a summary of estimated future amortization expense:

(in millions)
2024 (remaining six months)	$21.4
2025	38.9
2026	29.5
2027	28.8
2028	27.3
Thereafter	81.3
$227.2

Note 6. Debt

Debt consisted of the following:

	June 30,	December 31,
	2024	2023

	(in millions)
Unsecured revolving credit facility maturing September 3, 2025	$—	$—
Senior unsecured notes, interest payable semi-annually at 1.30%, effective rate of 1.53%, maturing August 15, 2025	400.0	400.0
Senior unsecured notes, interest payable semi-annually at 2.15%, effective rate of 2.27%, maturing August 15, 2030	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 6.85%, effective rate of 6.91%, maturing November 15, 2036	250.0	250.0
Other notes	1.4	1.4
Total	1,151.4	1,151.4
Less: unamortized discount and debt issuance costs	(7.8)	(9.2)
Less: amounts due within one year	(0.3)	(0.3)
Total long-term debt	$1,143.3	$1,141.9

The weighted average effective interest rate on the Company’s outstanding borrowings as of June 30, 2024 and December 31, 2023 was 3.02%.

Unsecured Credit Facility

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement that amended and restated our then-existing $1.5 billion unsecured revolving credit facility. As of June 30, 2024, borrowings under the Credit Agreement were available at variable rates based on the Secured Overnight Financing Rate (“SOFR”) plus 1.10% or the bank prime rate and we currently pay a commitment fee at an annual rate of 0.175% on the unused portion of the revolving credit facility. The applicable margins over SOFR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

As of June 30, 2024 and December 31, 2023, we had no outstanding borrowings on the revolving credit facility. We had $1.4 million of letters of credit outstanding under the revolving credit facility as of June 30, 2024 and December 31, 2023.

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

Other Notes, Revolving Credit and Letter of Credit/Letters of Guarantee Facilities

A revolving credit facility with a credit limit of $7.5 million is in place for an operation in Asia with no outstanding balance as of June 30, 2024 and December 31, 2023.

Various industrial revenue bonds had combined outstanding balances of $1.4 million as of June 30, 2024 and December 31, 2023 and have maturities through 2027.

We have a $50.0 million standby letters of credit/letters of guarantee agreement with one of the lenders under our Credit Agreement. A total of $42.6 million and $40.9 million were outstanding under this facility as of June 30, 2024 and December 31, 2023, respectively.

Covenants

The Credit Agreement and the indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all financial maintenance covenants in our Credit Agreement at June 30, 2024.

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

The following is a summary of our lease cost:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

			(in millions)
Operating lease cost	$25.9	$23.4	$51.1	$47.0

Supplemental cash flow and balance sheet information is presented below:

	Six Months Ended
	June 30,
	2024	2023

	(in millions)
Supplemental cash flow information:
Cash payments for operating leases	$51.3	$46.7
Right-of-use assets obtained in exchange for operating lease obligations	$54.0	$35.6

	June 30,	December 31,
	2024	2023
Other lease information:
Weighted average remaining lease term—operating leases	6.2 years	5.8 years
Weighted average discount rate—operating leases	4.5%	4.3%

Maturities of operating lease liabilities as of June 30, 2024 are as follows:

(in millions)
2024 (remaining six months)	$34.9
2025	60.8
2026	47.9
2027	37.4
2028	29.7
Thereafter	74.4
Total operating lease payments	285.1
Less: imputed interest	(40.1)
Total operating lease liabilities	$245.0

Note 8.  Income Taxes

Our effective income tax rate for each of the second quarter and six months ended June 30, 2024 was 23.3%, compared to 24.4% for the same 2023 periods. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes.

Note 9. Equity

Stock-Based Compensation Plans

We make annual grants of long-term equity incentive awards to officers and key employees in the forms of service-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) that each have approximately 3-year vesting periods. Each PSU includes the right to receive, based on a sliding scale, up to a maximum of two shares of our common stock for each vested PSU, that is tied to achieving a return on assets target over a 3-year measurement period and continued service. We also grant the non-management members of our Board of Directors fully vested stock awards. The fair values of the RSUs, PSUs and stock awards are determined based on the closing stock price of our common stock on the grant date.

A summary of the status of our unvested RSUs and PSUs as of June 30, 2024 and changes during the six months then ended is as follows:

		Weighted
		Average
		Grant Date
	RSU and PSU	Fair Value
	Aggregate Units	Per Unit
Unvested at January 1, 2024	437,239	$213.06
Granted(1)	170,611	289.07
Vested	(5,194)	208.03
Cancelled or forfeited	(27,238)	226.17
Unvested at June 30, 2024	575,418	$235.02
Shares reserved for future grants (all plans)	1,332,023
(1)	Comprised of 100,669 RSUs and 69,942 PSUs granted in February 2024. The RSUs cliff vest on December 1, 2026 and the PSUs vest upon the completion of a 3-year performance period ending December 31, 2026.

As of June 30, 2024, there was $88.0 million of total unrecognized compensation cost related to unvested RSUs and PSUs that is expected to be recognized, net of actual forfeitures and cancellations, over a weighted average period of 1.8 years.

Dividends

On July 23, 2024, our Board of Directors declared the 2024 third quarter cash dividend of $1.10 per share of common stock, payable on August 30, 2024 to stockholders of record as of August 16, 2024.

During the second quarters of 2024 and 2023, we declared and paid quarterly dividends of $1.10 and $1.00 per share, or $62.5 million and $58.6 million in total, respectively. During the six months ended June 30, 2024 and 2023, we declared and paid aggregate quarterly dividends of $2.20 and $2.00 per share, or $125.7 million and $117.6 million in total, respectively. In addition, we paid $2.2 million and $3.0 million in dividend equivalents with respect to vested RSUs and PSUs during the six months ended June 30, 2024 and 2023, respectively.

Share Repurchases

Our share repurchase activity during the six months ended June 30, 2024 and 2023 was as follows:

	2024			2023
		Average Cost			Average Cost
	Shares	Per Share	Amount	Shares	Per Share	Amount
			(in millions)			(in millions)
First quarter	—	$—	$—	160,224	$242.86	$38.9
Second quarter	1,804,180	287.81	519.3	308,454	239.55	73.9
	1,804,180	$287.81	$519.3	468,678	$240.68	$112.8

Our share repurchase amounts do not include the taxes we paid of $24.1 million and $37.3 million during the six months ended June 30, 2024 and 2023, respectively, for shares withheld to settle our employees’ tax withholding obligations related to net share settlements upon the vesting of RSUs and PSUs.

Subsequent to quarter end, we repurchased an additional 637,669 shares at an average cost of $285.36, for a total of $182.0 million, resulting in $738.5 million remaining as of July 25, 2024 under our $1.5 billion share repurchase program authorized by our Board of Directors effective October 30, 2023. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and
	Foreign Currency	Postretirement Benefit	Accumulated Other
	Translation	Plan Adjustments,	Comprehensive
	Loss	Net of Tax	Loss
		(in millions)
Balance as of January 1, 2024	$(75.7)	$(1.0)	$(76.7)
Current-period change	(23.1)	(1.7)	(24.8)
Balance as of June 30, 2024	$(98.8)	$(2.7)	$(101.5)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit plan adjustments are net of taxes of $0.7 million as of June 30, 2024 and December 31, 2023. Pension and postretirement benefit plan adjustments are amortized over service periods and reflected in the amortization of net loss component of our net periodic benefit cost or recognized as a non-operating loss as result of plan settlements. As our pension and postretirement benefit plan obligations are settled, the related income tax effect is released from accumulated other comprehensive loss and included in our income tax provision.

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

Note 11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions, except number of shares which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$267.8	$385.1	$570.7	$768.2

Denominator:
Weighted average shares outstanding	56,878	58,688	57,109	58,760
Dilutive effect of stock-based awards	516	658	529	680
Weighted average diluted shares outstanding	57,394	59,346	57,638	59,440

Earnings per share attributable to Reliance stockholders:
Basic	$4.71	$6.56	$9.99	$13.07
Diluted	$4.67	$6.49	$9.90	$12.92

The computations of diluted earnings per share using the treasury stock method for the six months ended June 30, 2024 and 2023 do not include 56,217 and 100,326 weighted average shares, respectively, in respect of outstanding RSUs and PSUs, because their inclusion would have been anti-dilutive.

Note 12.  Employee Benefits

Certain of our union employees participate in plans collectively bargained and maintained by multiple employers and a labor union. During the six months ended June 30, 2024, we recognized estimated withdrawal liabilities of $4.6 million based on our anticipated withdrawal from two multiemployer plans.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 and other sections of this quarterly report on Form 10-Q, including the consolidated financial statements and related notes contained in Item 1.

Overview

In the second quarter and first half of 2024, demand was relatively healthy in the majority of our end markets with our same-store tons sold relatively consistent with the prior year periods. However, our operating results declined from the comparable 2023 periods, despite earnings contributions from three closed acquisitions, mainly due to lower metals prices and declines in gross profit margin from a declining metals pricing environment.

Our second quarter of 2024 same-store and total tons sold increased 0.7% and 4.7%, respectively, compared to the second quarter of 2023, which outperformed the 1.8% decline in industry shipments reported by the Metals Service Center Institute. We believe our outperformance of industry peers is supported by our organic and inorganic growth activities.

Our second quarter of 2024 same-store net sales decreased 8.7% compared to the second quarter of 2023 as a result of a 9.7% decline in average selling price per ton sold, which was partially offset by a 0.7% increase in tons sold. Same-store net sales for the six months ended June 30, 2024 were down 8.7% from the same period in 2023, reflecting an 8.1% decrease in average selling price per ton sold and a 1.1% decrease in tons sold, which was impacted by one less shipping day.

Gross profit margins for the second quarter and six months ended June 30, 2024 were 29.8% and 30.4%, respectively, compared to 31.5% and 31.2% for the respective 2023 periods. Carbon steel products comprise more than half of our total sales. Our gross profit margins declined from the same periods in 2023 mainly due to declines in prices for carbon steel products throughout the 2024 periods that pressured our gross profit margins. By comparison, in the comparable 2023 periods, we had relatively stable pricing for carbon steel products.

Earnings per diluted share were $4.67 and $9.90 for the second quarter and six months ended June 30, 2024, respectively, compared to $6.49 and $12.92 for the respective 2023 periods. Our lower earnings year-over-year are mainly due to lower metals prices. Pricing for our products generally has a much more significant impact on our operating results than customer demand levels.

Cash flow from operations of $492.6 million for the six months ended June 30, 2024 decreased from $679.7 million for the same period in 2023 mainly due to lower net income.

Organic growth activities were substantially comprised of capital expenditures of $206.9 million for the first half of 2024 compared to $233.1 million for the first half of 2023. We completed two acquisitions in April 2024 for $292.8 million, following an acquisition in February 2024 for $53.7 million.

Returns to stockholders in the first half of 2024 of $647.2 million were comprised of $127.9 million of cash dividends and $519.3 million of share repurchases.

Acquisitions

2024 Acquisitions

We completed three acquisitions in the first half of 2024 and announced an acquisition that is anticipated to close in the third quarter of 2024.

●	On February 1, 2024, we acquired, with cash on hand, Cooksey Iron & Metal Company (“Cooksey Steel”), a metals service center that processes and distributes finished steel products, including tubing, beams, plates and bars. Headquartered in Tifton, Georgia, Cooksey Steel operates three locations, servicing a diverse range of customers.

●	On April 1, 2024, we acquired American Alloy Steel, Inc. (“American Alloy”) with cash on hand. American Alloy, headquartered in Houston, Texas, operates five metals service centers and a plate fabrication business in the U.S. American Alloy is a distributor of specialty carbon and alloy steel plate and round bar, including pressure vessel quality (PVQ) material.

●	On April 1, 2024, we acquired, with cash on hand, Mid-West Materials, Inc. (“MidWest Materials”), a flat-rolled steel service center that primarily services North American original equipment manufacturers. Headquartered in Perry, Ohio, MidWest Materials provides steel products including hot-rolled, high strength hot-rolled, coated, and cold-rolled products that are sold into the trailer manufacturing, agriculture, metal fabrication, and building products markets.

●	On July 15, 2024, we announced that we had reached an agreement to acquire the toll processing assets of the FerrouSouth division of Ferragon Corporation (“FerrouSouth”), subject to customary closing conditions. FerrouSouth is a toll processing operation headquartered in Iuka, Mississippi, which provides flat-rolled steel processing and logistics services. For the year ended December 31, 2023, net sales for FerrouSouth were approximately $15 million. No sales of FerrouSouth were included in our net sales for the six months ended June 30, 2024.

Included in our net sales for the six months ended June 30, 2024 were combined net sales of $115.1 million from our completed 2024 acquisitions.

2023 Acquisition

On May 1, 2023, we acquired, with cash on hand, Southern Steel Supply, LLC (“Southern Steel”). Southern Steel is headquartered in Memphis, Tennessee and offers merchant and structural steel, pipe and tube, steel plate, ornamental products and laser cut and fabricated parts. Included in our net sales for the six months ended June 30, 2024 were net sales of $20.1 million from Southern Steel.

Results of Operations

The following sets forth certain income statement data for the second quarter and six months ended June, 30 2024 and 2023 (dollars are shown in millions, except per share amounts, and certain percentages may not calculate due to rounding):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024		2023		2024		2023
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$3,643.3	100.0%	$3,880.3	100.0%	$7,288.1	100.0%	$7,845.6	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)	2,557.3	70.2	2,657.6	68.5	5,073.9	69.6	5,396.9	68.8
Gross profit(1)	1,086.0	29.8	1,222.7	31.5	2,214.2	30.4	2,448.7	31.2
Warehouse, delivery, selling, general and administrative expense (“SG&A”)	667.7	18.3	650.6	16.8	1,339.2	18.4	1,301.9	16.6
Depreciation and amortization expense	66.6	1.8	60.8	1.6	130.2	1.8	121.9	1.6
Operating income	$351.7	9.7%	$511.3	13.2%	$744.8	10.2%	$1,024.9	13.1%

Net income attributable to Reliance	$267.8	7.4%	$385.1	9.9%	$570.7	7.8%	$768.2	9.8%
Diluted earnings per share attributable to Reliance stockholders	$4.67		$6.49		$9.90		$12.92
(1)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Second Quarter and Six Months Ended June 30, 2024 Compared to Second Quarter and Six Months Ended June 30, 2023

Net Sales

	June 30,		Dollar	Percentage
	2024	2023	Change	Change

	(dollars in millions)
Net sales (three months ended)	$3,643.3	$3,880.3	$(237.0)	(6.1)%
Net sales, same-store (three months ended)	$3,534.8	$3,871.4	$(336.6)	(8.7)%
Net sales (six months ended)	$7,288.1	$7,845.6	$(557.5)	(7.1)%
Net sales, same-store (six months ended)	$7,152.9	$7,836.7	$(683.8)	(8.7)%

	June 30,		Tons	Percentage
	2024	2023	Change	Change

	(tons in thousands)
Tons sold (three months ended)	1,553.5	1,484.1	69.4	4.7%
Tons sold, same-store (three months ended)	1,489.6	1,478.9	10.7	0.7%
Tons sold (six months ended)	3,047.5	3,004.2	43.3	1.4%
Tons sold, same-store (six months ended)	2,966.0	2,999.0	(33.0)	(1.1)%

	June 30,		Price	Percentage
	2024	2023	Change	Change
Average selling price per ton sold (three months ended)	$2,348	$2,626	$(278)	(10.6)%
Average selling price per ton sold, same-store (three months ended)	$2,376	$2,630	$(254)	(9.7)%
Average selling price per ton sold (six months ended)	$2,394	$2,625	$(231)	(8.8)%
Average selling price per ton sold, same-store (six months ended)	$2,414	$2,626	$(212)	(8.1)%

Our tons sold and average selling price per ton sold exclude our tons toll processed. Our average selling price per ton sold includes intercompany transactions that are eliminated from our consolidated net sales. Same-store amounts exclude the results of our 2024 and 2023 acquisitions.

Our same-store net sales declined from the comparable 2023 periods mainly due to declines in carbon steel pricing that lowered our average selling price per ton sold. Demand remained relatively healthy in the majority of end markets we serve. The decline in same-store tons sold for the six months ended June 30, 2024 mainly resulted from one less shipping day compared to the same period in 2023.

Since we primarily purchase and sell our inventories in the spot market, our average selling prices generally fluctuate similarly with the changes in the costs of the various metals we purchase; the mix of products sold can also have an impact on our overall average selling price per ton sold. As carbon steel sales represented 54% of our gross sales for the six months ended June 30, 2024, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold.

Year-over-year changes in the selling prices of our major commodity products and related mix of our tons sold are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Change in	Change in	Change in	Change in
	Average Selling	Percentage of	Average Selling	Percentage of
	Price Per	Total	Price Per	Total
	Ton Sold	Tons Sold	Ton Sold	Tons Sold
Carbon steel	(10.5)%	0.8%	(7.4)%	0.5%
Aluminum	(6.2)%	(0.4)%	(6.3)%	(0.3)%
Stainless steel	(16.0)%	(0.1)%	(14.6)%	(0.1)%
Alloy	(5.2)%	(0.2)%	(3.2)%	(0.2)%

Cost of Sales and Gross Profit

	June 30,
	2024		2023
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Cost of sales (three months ended)	$2,557.3	70.2%	$2,657.6	68.5%	$(100.3)	(3.8)%
Cost of sales (six months ended)	$5,073.9	69.6%	$5,396.9	68.8%	$(323.0)	(6.0)%
Gross profit (three months ended)	$1,086.0	29.8%	$1,222.7	31.5%	$(136.7)	(11.2)%
Gross profit (six months ended)	$2,214.2	30.4%	$2,448.7	31.2%	$(234.5)	(9.6)%
LIFO income, included in cost of sales (three months ended)	$(50.0)	(1.4)%	$(45.0)	(1.2)%	$(5.0)
LIFO income, included in cost of sales (six months ended)	$(100.0)	(1.4)%	$(60.0)	(0.8)%	$(40.0)

Gross profit in the second quarter and six months ended June 30, 2024 decreased from the same periods in 2023 mainly due to lower sales as a result of decreases in average selling price per ton sold partially offset by gross profit contributions from our acquisitions.

Carbon steel products comprise more than half of our total sales. Our gross profit margins declined from the same periods in 2023 mainly due to declines in prices for carbon steel products throughout the 2024 periods that pressured our gross profit margins. By comparison, in the comparable 2023 periods, we had relatively stable pricing for carbon steel products.

In addition, we record in cost of sales non-cash adjustments to our LIFO method inventory valuation reserve that, in effect, reflects cost of sales at current replacement costs. The inventory caption of our consolidated balance sheet included a LIFO method inventory valuation reserve of $479.3 million at June 30, 2024.

See “Net Sales” above for further discussion on product pricing trends.

Expenses

	June 30,
	2024		2023
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
SG&A expense (three months ended)	$667.7	18.3%	$650.6	16.8%	$17.1	2.6%
SG&A expense, same-store (three months ended)	$645.4	18.3%	$649.3	16.8%	$(3.9)	(0.6)%
SG&A expense (six months ended)	$1,339.2	18.4%	$1,301.9	16.6%	$37.3	2.9%
SG&A expense, same-store (six months ended)	$1,313.5	18.4%	$1,300.6	16.6%	$12.9	1.0%
Depreciation & amortization expense (three months ended)	$66.6	1.8%	$60.8	1.6%	$5.8	9.5%
Depreciation & amortization expense (six months ended)	$130.2	1.8%	$121.9	1.6%	$8.3	6.8%

Our same-store SG&A expense for each of the second quarter and six months ended June 30, 2024 were relatively consistent with the same periods in 2023. Our SG&A expense in the 2024 periods reflected lower incentive-based compensation resulting from lower profitability offset by higher costs associated with wage inflation and increased headcounts related to our organic growth activities. SG&A expense as a percentage of sales mainly increased due to lower sales levels.

Operating Income

	June 30,
	2024		2023
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Operating income (three months ended)	$351.7	9.7%	$511.3	13.2%	$(159.6)	(31.2)%
Operating income (six months ended)	$744.8	10.2%	$1,024.9	13.1%	$(280.1)	(27.3)%

Operating income declined for the second quarter and six months ended June 30, 2024 as compared to the same periods in 2023 as a result of lower same-store gross profit, driven by lower net sales and gross profit margin, partially offset by contributions to operating income from our acquisitions. Our operating income margins in the second quarter and six months ended June 30, 2024 were lower than in the comparable 2023 periods mainly due to lower gross profit margins and decreased operating leverage of our SG&A expense due to lower sales levels.

See “Net Sales” above for discussion of trends in demand and product costs and “Expenses” for trends in our operating expenses.

Income Tax Rate

Our effective income tax rate for each of the second quarter and six months ended June 30, 2024 was 23.3%, compared to 24.4% for the same 2023 periods. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes.

Financial Condition

Operating Activities

Net cash provided by operations of $492.6 million in the six months ended June 30, 2024 decreased $187.1 million from $679.7 million in the same period in 2023. The year-over-year decrease was mainly due to a decline of $198.6 million in net income with relatively consistent working capital spend. To manage our working capital, we focus on our days sales outstanding and inventory turnover rate as receivables and inventory are the two most significant elements of our working capital. As of June 30, 2024 and 2023, our days sales outstanding rates were 41.1 days and 40.2 days, respectively. Our inventory turnover rate (based on tons) during the six months ended June 30, 2024 was 4.6 times (or 2.6 months on hand), compared to 4.8 times (or 2.5 months on hand) for the same period in 2023.

Investing Activities

Net cash used in investing activities of $562.0 million for the six months ended June 30, 2024 increased $307.0 million from $255.0 million used in the same period in 2023. The significant increase was mainly due to $346.5 million spent on three acquisitions in 2024 partially offset by $26.2 million less of capital expenditures. The majority of our capital expenditures in the six months ended June 30, 2024 and 2023 were related to growth initiatives.

Financing Activities

Net cash used in financing activities of $654.1 million for the six months ended June 30, 2024 declined $126.3 million from $780.4 million in the same period in 2023. The decrease was mainly the result of lower debt repayments that offset increased share repurchases. The prior year period included the redemption of $500.0 million of senior notes in January 2023 compared to no debt activity in the six months ended June 30, 2024. In the six months ended June 30, 2024, we repurchased $519.3 million of our common stock compared to $112.8 million in the same period in 2023. Our returns to stockholders also included an increase in our quarterly dividend rate of 10% in February 2024 with total dividend payments of $127.9 million in the six months ended June 30, 2024 compared to $120.6 million in the same period in 2023.

On July 23, 2024, our Board of Directors declared the 2024 third quarter cash dividend of $1.10 per share. We have increased our quarterly dividend 31 times since our IPO in 1994, with the most recent increase of 10.0% from $1.00 to $1.10 per share effective in the first quarter of 2024. We have paid quarterly cash dividends on our common stock for 65 consecutive years and have never reduced or suspended our regular quarterly dividend.

Share Repurchase Plan

See Note 9—“Equity” to our consolidated financial statements for information on our 2024 and 2023 share repurchases.

Subsequent to quarter end, we repurchased an additional 637,669 shares at an average cost of $285.36, for a total of $182.0 million, resulting in $738.5 million remaining as of July 25, 2024 under our $1.5 billion share repurchase program authorized by our Board of Directors effective October 30, 2023. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time.

Debt

We have a $1.5 billion unsecured revolving credit facility with no outstanding borrowings at June 30, 2024 under our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). We also had an aggregate of $1.15 billion principal amount of senior unsecured note obligations with various maturities through 2036 issued under indentures as of June 30, 2024.

See Note 6—“Debt” to our consolidated financial statements for further information on our amended credit agreement and indentures governing our debt securities.

Liquidity and Capital Resources

We believe our primary sources of liquidity, including funds generated from operations, cash and cash equivalents and our $1.5 billion revolving credit facility, will be sufficient to satisfy our cash requirements and stockholder return activities over the next 12 months and beyond. As of June 30, 2024, we had $350.8 million in cash and cash equivalents and our net debt-to-total capital ratio was 9.4%, up from 0.8% as of December 31, 2023.

As of June 30, 2024, we had $400.3 million of debt obligations coming due before our $1.5 billion revolving credit facility matures on September 3, 2025.

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

We were in compliance with all financial maintenance covenants in our Credit Agreement at June 30, 2024.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $2.17 billion at June 30, 2024, or approximately 21% of total assets and 28% of total equity. Additionally, other intangible assets, net amounted to $1.04 billion at June 30, 2024, or approximately 10% of total assets and 14% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their estimated useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

During the quarter ended June 30, 2024, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained under the captions “Legal Matters” and “Environmental Contingencies” in Note 10—“Commitments and Contingencies” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase activity for the second quarter of 2024 was as follows:

			Total Number of	Maximum Dollar
	Total Number	Average Price	Shares Purchased	Value That May
	of Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan(1)
				(in millions)
April 1 - April 30, 2024	80,597	$289.82	80,597	$1,416.3
May 1 - May 31, 2024	607,627	$295.36	607,627	$1,236.9
June 1 - June 30, 2024	1,115,956	$283.56	1,115,956	$920.4
Total	1,804,180	$287.81	1,804,180
(1)	All repurchases were made under our $1.5 billion share repurchase program authorized by our Board of Directors effective October 30, 2023. Subsequent to quarter end, we repurchased an additional 637,669 shares at an average cost of $285.36, for a total of $182.0 million, resulting in $738.5 million remaining as of July 25, 2024 under our $1.5 billion share repurchase program authorized by our Board of Directors effective October 30, 2023. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Under the share repurchase plan, shares may be repurchased through a variety of methods including, but not limited to, open market purchases, accelerated share repurchases, negotiated block purchases and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the second quarter of 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
10.1

Amendment No. 2 to the Reliance, Inc. Second Amended and Restated 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Reliance, Inc.’s Current Report on Form 8-K filed on May 16, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following unaudited financial information from Reliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity, and (v) related notes to these consolidated financial statements.

104*	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101).

*      Filed herewith.

**    Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE, INC.
(Registrant)

Date: August 1, 2024	By:	/s/ Arthur Ajemyan

Arthur Ajemyan
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)