Form 10-Q
period 2024-09-30
RELIANCE, INC.
filed 2024-10-31
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 25, 2024, 54,120,264 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$3,420.3	$3,623.0	$10,708.4	$11,468.6

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,414.0	2,546.0	7,487.9	7,942.9
Warehouse, delivery, selling, general and administrative	665.0	626.9	2,004.2	1,928.8
Depreciation and amortization	67.9	60.6	198.1	182.5
	3,146.9	3,233.5	9,690.2	10,054.2

Operating income	273.4	389.5	1,018.2	1,414.4

Other (income) expense:
Interest expense	10.9	9.7	30.3	30.3
Other expense (income), net	2.0	(8.2)	(18.5)	(23.3)
Income before income taxes	260.5	388.0	1,006.4	1,407.4
Income tax provision	60.6	92.0	234.4	340.7
Net income	199.9	296.0	772.0	1,066.7
Less: net income attributable to noncontrolling interests	0.7	1.0	2.1	3.5
Net income attributable to Reliance	$199.2	$295.0	$769.9	$1,063.2

Earnings per share attributable to Reliance stockholders:
Basic	$3.64	$5.05	$13.68	$18.13
Diluted	$3.61	$4.99	$13.55	$17.92

Shares used in computing earnings per share:
Basic	54,691	58,427	56,297	58,648
Diluted	55,182	59,124	56,813	59,333

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$199.9	$296.0	$772.0	$1,066.7
Other comprehensive income (loss):
Foreign currency translation gain (loss)	19.3	(11.9)	(3.8)	(10.7)
Postretirement benefit plan adjustments, net of tax	(0.9)	(0.9)	(2.6)	(2.4)
Total other comprehensive income (loss)	18.4	(12.8)	(6.4)	(13.1)
Comprehensive income	218.3	283.2	765.6	1,053.6
Less: comprehensive income attributable to noncontrolling interests	0.7	1.0	2.1	3.5
Comprehensive income attributable to Reliance	$217.6	$282.2	$763.5	$1,050.1

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	September 30,	December 31,
	2024	2023*
ASSETS
Current assets:
Cash and cash equivalents	$314.6	$1,080.2
Accounts receivable, less allowance for credit losses of $26.6 at September 30, 2024 and $24.9 at December 31, 2023	1,566.7	1,472.4
Inventories	2,205.8	2,043.2
Prepaid expenses and other current assets	123.5	140.4
Income taxes receivable	1.9	35.6
Total current assets	4,212.5	4,771.8
Property, plant and equipment:
Land	294.3	281.7
Buildings	1,648.1	1,510.9
Machinery and equipment	2,902.1	2,700.4
Accumulated depreciation	(2,341.5)	(2,244.6)
Property, plant and equipment, net	2,503.0	2,248.4
Operating lease right-of-use assets	271.0	231.6
Goodwill	2,170.9	2,111.1
Intangible assets, net	1,031.5	981.1
Cash surrender value of life insurance policies, net	29.8	43.8
Other long-term assets	82.1	92.5
Total assets	$10,300.8	$10,480.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$440.9	$410.3
Accrued expenses	132.8	118.5
Accrued compensation and retirement benefits	194.1	213.9
Accrued insurance costs	45.1	44.4
Current maturities of long-term debt	399.5	0.3
Current maturities of operating lease liabilities	60.1	56.2
Total current liabilities	1,272.5	843.6
Long-term debt	867.8	1,141.9
Operating lease liabilities	210.8	178.9
Long-term retirement benefits	29.1	25.1
Other long-term liabilities	57.6	64.0
Deferred income taxes	501.8	494.0
Total liabilities	2,939.6	2,747.5
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value and 200,000 shares authorized
Issued and outstanding shares—54,119 at September 30, 2024 and 57,271 at December 31, 2023	0.1	0.1
Retained earnings	7,433.5	7,798.9
Accumulated other comprehensive loss	(83.1)	(76.7)
Total Reliance stockholders’ equity	7,350.5	7,722.3
Noncontrolling interests	10.7	10.5
Total equity	7,361.2	7,732.8
Total liabilities and equity	$10,300.8	$10,480.3

* Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Net income	$772.0	$1,066.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	198.1	182.5
Stock-based compensation expense	43.0	48.4
Other	5.0	7.5
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(51.9)	(102.0)
Inventories	(52.3)	(113.5)
Prepaid expenses and other assets	105.7	91.1
Accounts payable and other liabilities	(63.1)	(35.0)
Net cash provided by operating activities	956.5	1,145.7

Investing activities:
Acquisitions, net of cash acquired	(366.7)	(24.1)
Purchases of property, plant and equipment	(319.7)	(358.6)
Other	13.0	14.9
Net cash used in investing activities	(673.4)	(367.8)

Financing activities:
Net short-term debt repayments	—	(2.2)
Proceeds from long-term debt borrowings	663.0	—
Principal payments on long-term debt	(538.0)	(505.7)
Cash dividends and dividend equivalents	(188.5)	(179.3)
Share repurchases	(951.3)	(239.2)
Taxes paid related to net share settlement of restricted stock units	(29.6)	(41.3)
Other	(4.3)	(3.0)
Net cash used in financing activities	(1,048.7)	(970.7)
Effect of exchange rate changes on cash and cash equivalents	—	(3.7)
Decrease in cash and cash equivalents	(765.6)	(196.5)
Cash and cash equivalents at beginning of year	1,080.2	1,173.4
Cash and cash equivalents at end of the period	$314.6	$976.9

Supplemental cash flow information:
Interest paid during the period	$27.7	$32.5
Income taxes paid during the period, net	$197.1	$305.2

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total equity, beginning balances	$7,633.0	$7,625.5	$7,732.8	$7,095.9

Common stock and additional paid-in capital:
Beginning balances	0.1	0.1	0.1	0.1
Stock-based compensation	16.1	16.8	43.0	48.4
Taxes paid related to net share settlement of restricted stock units	(5.3)	(4.0)	(18.5)	(11.5)
Repurchase of common shares	(10.8)	(12.8)	(24.5)	(36.9)
Ending balances	0.1	0.1	0.1	0.1

Retained earnings:
Beginning balances	7,724.4	7,702.1	7,798.9	7,173.6
Net income attributable to Reliance	199.2	295.0	769.9	1,063.2
Cash dividends and dividend equivalents	(60.6)	(58.7)	(188.5)	(179.3)
Taxes paid related to net share settlement of restricted stock units	(0.2)	—	(11.1)	(29.8)
Repurchase of common shares	(421.2)	(113.6)	(926.8)	(202.3)
Excise tax on repurchase of common shares	(8.1)	(1.2)	(8.9)	(1.8)
Ending balances	7,433.5	7,823.6	7,433.5	7,823.6

Accumulated other comprehensive loss:
Beginning balances	(101.5)	(86.6)	(76.7)	(86.3)
Other comprehensive income (loss)	18.4	(12.8)	(6.4)	(13.1)
Ending balances	(83.1)	(99.4)	(83.1)	(99.4)

Total Reliance stockholders' equity, ending balances	7,350.5	7,724.3	7,350.5	7,724.3

Noncontrolling interests:
Beginning balances	10.0	9.9	10.5	8.5
Comprehensive income	0.7	1.0	2.1	3.5
Acquisition	—	—	0.3	—
Dividends paid	—	—	(2.2)	(1.1)
Ending balances	10.7	10.9	10.7	10.9

Total equity, ending balances	$7,361.2	$7,735.2	$7,361.2	$7,735.2

Cash dividends declared per common share	$1.10	$1.00	$3.30	$3.00

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

We have recast certain prior period amounts in the statement of equity for the third quarter and nine months ended September 30, 2023, to conform to the current presentation. The recasting of the prior period information did not have an impact on the ending balances presented.

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

On August 16, 2024, with cash on hand, we completed the acquisition of certain assets of the FerrouSouth division of Ferragon Corporation (“FerrouSouth”). FerrouSouth is a toll processing operation headquartered in Iuka, Mississippi, which provides flat-roll steel processing, logistics and warehousing services.

Included in our net sales for the nine months ended September 30, 2024 were combined net sales of $203.9 million from our 2024 acquisitions.

Our 2024 acquisitions have increased our capacity and enhanced our product, customer and geographic diversification. We have not diversified outside our core business of providing metal distribution and processing solutions since our inception.

The preliminary allocations of the purchase prices for our 2024 acquisitions to the fair values of the assets acquired and liabilities assumed were as follows:

(in millions)
Cash	$5.6
Accounts receivable	44.9
Inventories	109.9
Prepaid expenses and other current assets	1.0
Property, plant and equipment	106.7
Operating lease right-of-use assets	19.2
Goodwill	59.3
Intangible assets subject to amortization	39.5
Intangible assets not subject to amortization	41.4
Total assets acquired	427.5
Deferred income taxes	7.0
Operating lease liabilities	15.1
Other current and long-term liabilities	32.8
Total liabilities assumed	54.9
Noncontrolling interest	0.3
Net assets acquired	$372.3

The completion of the purchase price allocations for our 2024 acquisitions are pending the completion of certain purchase price adjustments based on intangible asset valuations and various pre-acquisition period income tax returns.

Summary purchase price allocation information for all acquisitions

All of the acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocations of each acquisition’s purchase price as of September 30, 2024. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

As part of the purchase price allocations for the 2024 acquisitions, we allocated $41.4 million to the trade names acquired. We determined that each of the trade names acquired in connection with these acquisitions had indefinite lives since their economic lives are expected to approximate the life of each company acquired. We recorded other identifiable intangible assets related to customer relationships for the 2024 acquisitions of $39.3 million with weighted average lives of 13.1 years and non-compete agreements of $0.2 million with lives of 5.0 years. The goodwill arising from our 2024 acquisitions predominantly consists of expected strategic benefits, including enhanced financial and operational scale, as well as expansion of acquired product and processing know-how across our enterprise. Goodwill of $34.1 million from our 2024 acquisitions is expected to be deductible for income tax purposes.

Pro forma financial information for all acquisitions

The pro forma summary financial results present the consolidated results of operations as if our 2024 acquisitions had occurred as of January 1, 2023, after the effect of certain adjustments, including lease cost fair value adjustments, amortization of inventory step-down to fair value adjustments included in cost of sales, depreciation and amortization of certain identifiable property, plant and equipment and intangible assets.

The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the 2024 acquisitions been made as of January 1, 2023, or of any potential results which may occur in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in millions, except per share amounts)
Pro forma:
Net sales	$3,422.4	$3,744.0	$10,816.9	$11,874.4
Net income attributable to Reliance	$197.9	$304.6	$769.7	$1,090.1
Earnings per share attributable to Reliance stockholders:
Basic	$3.62	$5.21	$13.67	$18.59
Diluted	$3.59	$5.15	$13.55	$18.37

Note 3. Revenues

The following table presents our net sales disaggregated by product and service:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

		(in millions)
Carbon steel	$1,856.2	$1,996.9	$5,894.8	$6,266.6
Aluminum	576.3	592.6	1,760.2	1,902.5
Stainless steel	513.9	557.5	1,595.6	1,818.8
Alloy	155.9	174.4	494.6	552.6
Toll processing and logistics	157.1	154.3	476.1	464.2
Copper and brass	78.4	72.2	240.7	232.1
Other and eliminations	82.5	75.1	246.4	231.8
Total	$3,420.3	$3,623.0	$10,708.4	$11,468.6

Note 4. Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2024	$2,111.1
Acquisitions	59.3
Purchase price allocation adjustments	2.1
Effect of foreign currency translation	(1.6)
Balance at September 30, 2024	$2,170.9

We had no accumulated impairment losses related to goodwill at September 30, 2024 and December 31, 2023.

Note 5. Intangible Assets, Net

Intangible assets, net consisted of the following:

		September 30, 2024		December 31, 2023
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization

		(in millions)
Intangible assets subject to amortization:
Customer lists/relationships	14.0	$755.1	$(550.5)	$716.0	$(520.5)
Backlog of orders	7.9	22.4	(8.0)	22.9	(6.0)
Other	9.3	10.2	(9.6)	10.0	(9.5)
		787.7	(568.1)	748.9	(536.0)
Intangible assets not subject to amortization:
Trade names		811.9	—	768.2	—
		$1,599.6	$(568.1)	$1,517.1	$(536.0)

Intangible assets recorded in connection with our 2024 acquisitions were $80.9 million, including $41.4 million allocated to the trade names acquired, which are not subject to amortization. See Note 2—“Acquisitions” for further discussion of intangible assets recorded in the preliminary purchase price allocations for our 2024 acquisitions.

Amortization expense for intangible assets was $32.1 million and $33.6 million for the nine months ended September 30, 2024 and 2023, respectively. Foreign currency translation loss on Intangible assets, net was $0.6 million for the nine months ended September 30, 2024 compared to foreign currency translation gain of $0.1 million for the same period in 2023.

The following is a summary of estimated future amortization expense:

(in millions)
2024 (remaining three months)	$10.6
2025	39.3
2026	29.8
2027	29.2
2028	27.7
Thereafter	83.0
$219.6

Note 6. Debt

Debt consisted of the following:

	September 30,	December 31,
	2024	2023

	(in millions)
Unsecured revolving credit facility maturing September 10, 2029	$125.0	$—
Senior unsecured notes, interest payable semi-annually at 1.30%, effective rate of 1.53%, maturing August 15, 2025	400.0	400.0
Senior unsecured notes, interest payable semi-annually at 2.15%, effective rate of 2.27%, maturing August 15, 2030	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 6.85%, effective rate of 6.91%, maturing November 15, 2036	250.0	250.0
Other notes	1.4	1.4
Total	1,276.4	1,151.4
Less: unamortized discount and debt issuance costs	(9.1)	(9.2)
Less: amounts due within one year	(399.5)	(0.3)
Total long-term debt	$867.8	$1,141.9

The weighted average effective interest rate on the Company’s outstanding borrowings as of September 30, 2024 and December 31, 2023 was 3.32% and 3.02%, respectively.

Unsecured Credit Facility

On September 10, 2024, we entered into a $1.5 billion unsecured five-year Second Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our then-existing $1.5 billion unsecured revolving credit facility. As of September 30, 2024, borrowings under the Credit Agreement were available at variable rates based on the Secured Overnight Financing Rate (“SOFR”) plus 1.00% or the bank prime rate and we currently pay a commitment fee at an annual rate of 0.10% on the unused portion of the revolving credit facility. The applicable margins over SOFR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

The interest rate on the $125.0 million outstanding borrowing under the revolving credit facility as of September 30, 2024 was 6.01%. We had no outstanding borrowings under the revolving credit facility as of December 31, 2023. We had $1.4 million of letters of credit outstanding under the revolving credit facility as of September 30, 2024 and December 31, 2023.

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

Other Notes, Revolving Credit and Letter of Credit/Letters of Guarantee Facilities

A wholly owned subsidiary in China has a revolving credit facility with a credit limit of $7.8 million as of September 30, 2024 with no outstanding balance as of September 30, 2024 and December 31, 2023.

Various industrial revenue bonds had combined outstanding balances of $1.4 million as of September 30, 2024 and December 31, 2023 and have maturities through 2027.

We have a $50.0 million standby letters of credit/letters of guarantee agreement with one of the lenders under our Credit Agreement. A total of $42.7 million and $40.9 million were outstanding under this facility as of September 30, 2024 and December 31, 2023, respectively.

Covenants

The Credit Agreement and the indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, a financial maintenance covenant that requires us to comply with a maximum total net leverage ratio. We were in compliance with the financial maintenance covenant in our Credit Agreement at September 30, 2024.

Note 7.  Leases

Our metals service center leases are comprised of processing and distribution facilities, equipment, automobiles, trucks and trailers, ground leases and other leased spaces, such as depots, sales offices, storage and data centers. We also lease various office spaces. Our leases of facilities and other spaces expire at various times through 2045, and our ground leases expire at various times through 2068. Nearly all of our leases are operating leases; we have an insignificant amount of recognized finance right-of-use assets and obligations.

The following is a summary of our lease cost:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in millions)
Operating lease cost	$27.4	$25.0	$78.5	$72.0

Supplemental cash flow and balance sheet information is presented below:

	Nine Months Ended
	September 30,
	2024	2023

	(in millions)
Supplemental cash flow information:
Cash payments for operating leases	$78.0	$70.6
Right-of-use assets obtained in exchange for operating lease obligations	$66.3	$55.6

	September 30,	December 31,
	2024	2023
Other lease information:
Weighted average remaining lease term—operating leases	5.9 years	5.8 years
Weighted average discount rate—operating leases	4.5%	4.3%

Maturities of operating lease liabilities as of September 30, 2024 are as follows:

(in millions)
2024 (remaining three months)	$18.7
2025	68.2
2026	55.6
2027	44.8
2028	36.7
Thereafter	93.6
Total operating lease payments	317.6
Less: imputed interest	(46.7)
Total operating lease liabilities	$270.9

Note 8.  Income Taxes

Our effective income tax rate for each of the third quarter and nine months ended September 30, 2024 was 23.3%, compared to 23.7% and 24.2% for the third quarter and nine months ended September 2023, respectively. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes.

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

A summary of the status of our unvested RSUs and PSUs as of September 30, 2024 and changes during the nine months then ended is as follows:

		Weighted
		Average
		Grant Date
	RSU and PSU	Fair Value
	Aggregate Units	Per Unit
Unvested at January 1, 2024	437,239	$213.06
Granted(1)	170,611	289.07
Vested	(6,527)	207.83
Cancelled or forfeited	(33,708)	227.78
Unvested at September 30, 2024	567,615	$235.10
Shares reserved for future grants (all plans)	1,357,738
(1)	Comprised of 100,669 RSUs and 69,942 PSUs granted in February 2024. The RSUs cliff vest on December 1, 2026 and the PSUs vest upon the completion of a 3-year performance period ending December 31, 2026.

As of September 30, 2024, there was $72.9 million of total unrecognized compensation cost related to unvested RSUs and PSUs that is expected to be recognized, net of actual forfeitures and cancellations, over a weighted average period of 1.7 years.

Common Stock

We have paid regular quarterly cash dividends on our common stock for 65 consecutive years. Our Board of Directors increased the quarterly dividend from $0.875 per share to $1.00 per share in February 2023 and to $1.10 per share in February 2024. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of stockholders.

On October 22, 2024, our Board of Directors declared the 2024 fourth quarter cash dividend of $1.10 per share of common stock, payable on December 6, 2024 to stockholders of record as of November 22, 2024.

Share Repurchases

Our share repurchase activity during the nine months ended September 30, 2024 and 2023 was as follows:

	2024			2023
		Average Cost			Average Cost
	Shares	Per Share	Amount	Shares	Per Share	Amount
			(in millions)			(in millions)
First quarter	—	$—	$—	160,224	$242.86	$38.9
Second quarter	1,804,180	287.81	519.3	308,454	239.55	73.9
Third quarter	1,535,266	281.37	432.0	467,213	270.49	126.4
	3,339,446	$284.85	$951.3	935,891	$255.56	$239.2

Our share repurchase amounts do not include shares withheld related to net share settlements upon the vesting of RSUs and PSUs to settle our employees’ estimated tax withholding obligations of $29.6 million and $41.3 million during the nine months ended September 30, 2024 and 2023, respectively.

The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares. On October 22, 2024, our Board of Directors amended our share repurchase program to replenish the repurchase authorization to $1.5 billion.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and
	Foreign Currency	Postretirement Benefit	Accumulated Other
	Translation	Plan Adjustments,	Comprehensive
	Loss	Net of Tax	Loss
		(in millions)
Balance as of January 1, 2024	$(75.7)	$(1.0)	$(76.7)
Current-period change	(3.8)	(2.6)	(6.4)
Balance as of September 30, 2024	$(79.5)	$(3.6)	$(83.1)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit plan adjustments are net of taxes of $0.7 million as of September 30, 2024 and December 31, 2023. Pension and postretirement benefit plan adjustments are amortized over service periods and reflected in the amortization of net loss component of our net periodic benefit cost or recognized as a non-operating gain or loss as result of plan settlements. As our pension and postretirement benefit plan obligations are settled, the related income tax effect is released from accumulated other comprehensive loss and included in our income tax provision.

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

Note 11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in millions, except number of shares which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$199.2	$295.0	$769.9	$1,063.2

Denominator:
Weighted average shares outstanding	54,691	58,427	56,297	58,648
Dilutive effect of stock-based awards	491	697	516	685
Weighted average diluted shares outstanding	55,182	59,124	56,813	59,333

Earnings per share attributable to Reliance stockholders:
Basic	$3.64	$5.05	$13.68	$18.13
Diluted	$3.61	$4.99	$13.55	$17.92

The computations of diluted earnings per share using the treasury stock method for the nine months ended September 30, 2024 and 2023 do not include 39,716 and 68,453 weighted average shares, respectively, in respect of outstanding RSUs and PSUs, because their inclusion would have been anti-dilutive.

Note 12.  Employee Benefits

Certain of our union employees participate in plans collectively bargained and maintained by multiple employers and a labor union. During the nine months ended September 30, 2024, we recognized estimated withdrawal liabilities of $4.8 million based on our anticipated withdrawal from certain multiemployer pension plans.

RELIANCE, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “Company,” “Reliance,” “we,” “our,” and “us” refer to Reliance, Inc. and all its subsidiaries that are consolidated in accordance with U.S. generally accepted accounting principles, unless otherwise indicated.

This report contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements may include, but are not limited to, discussions of our industry and end markets, our business strategies and our expectations concerning future demand and major commodity product pricing and our results of operations, margins, profitability, taxes, liquidity, macroeconomic conditions, including inflation, interest rates and economic growth, litigation matters and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “preliminary,” “range,” “intend” and “continue,” the negative of these terms, and similar expressions. All statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date of such statements. We caution readers not to place undue reliance on forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, as well as developments beyond our control, including, but not limited to, the impacts of labor constraints and supply chain disruptions and changes in domestic and worldwide political and economic conditions and policies such as inflation, a prolonged higher interest rate environment, slowing macroeconomic growth or changes in tax or tariff policy that could materially impact us, our customers and suppliers, metals pricing, and demand for our products and services. Deteriorations in economic conditions, as a result of inflation, elevated interest rates, economic recession, slowing growth, outbreaks of infectious disease, conflicts in Ukraine, the Middle East or otherwise, could lead to a decline in demand for our products and services and negatively impact our business, and may also impact financial markets and corporate credit markets which could adversely impact our access to financing, or the terms of any financing. Other factors which could cause actual results to differ materially from our forward-looking statements include those disclosed in this report and in other reports we have filed with the United States Securities and Exchange Commission (the “SEC”). Important risks and uncertainties about our business can be found elsewhere in this Quarterly Report on Form 10-Q and in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC and in other documents Reliance files or furnishes with the SEC.

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

Overview

In the third quarter and nine months ended September 30, 2024, demand was relatively healthy in the majority of our end markets with increases in our same-store tons sold compared to prior year periods. However, our operating results declined from the comparable 2023 periods, despite earnings contributions from four acquisitions completed in the first three quarters of 2024, mainly due to lower metals prices.

Our same-store and total tons sold increases of 3.7% and 7.1%, respectively, in the third quarter of 2024 compared to the third quarter of 2023 benefited from one additional shipping day and outperformed the 1.2% decline in industry shipments reported by the Metals Service Center Institute. We believe our outperformance of industry peers is supported by our organic growth activities along with our service levels.

Our third quarter of 2024 same-store net sales decreased 8.0% compared to the third quarter of 2023 as a result of a 11.4% decline in average selling price per ton sold, which was partially offset by a 3.7% increase in tons sold discussed above. Same-store net sales for the nine months ended September 30, 2024 were down 8.5% from the same period in 2023, reflecting a 9.2% decrease in average selling price per ton sold, which was partially offset by a 0.4% increase in tons sold. Declines in carbon steel product prices had the most significant impact on our selling price per ton as carbon steel product sales represent over 50% of our sales.

Gross profit margins for the third quarter and nine months ended September 30, 2024 were 29.4% and 30.1%, respectively, compared to 29.7% and 30.7% for the respective 2023 periods. Our gross profit margins remained strong, but were impacted from declines in metals pricing. We believe the declines in metals pricing was mitigated by effective inventory management, our focus on orders with quick turnaround and value-added processing.

Earnings per diluted share were $3.61 and $13.55 for the third quarter and nine months ended September 30, 2024, respectively, compared to $4.99 and $17.92 for the respective 2023 periods. Our lower earnings per share year-over-year are mainly due to lower metals prices despite increases in same-store and total tons sold, and share repurchases.

Cash flow from operations of $956.5 million for the nine months ended September 30, 2024 decreased from $1.15 billion for the same period in 2023 mainly due to lower net income partially offset by a decrease in working capital investment.

Returns to stockholders in the nine months ended September 30, 2024 of $1.14 billion were comprised of $951.3 million of share repurchases and $188.5 million of cash dividends.

Organic growth activities were substantially comprised of capital expenditures of $319.7 million for the nine months ended September 30, 2024 compared to $358.6 million for the same period in 2023. We completed four acquisitions in the nine months ended September 30, 2024 for $366.7 million.

Acquisitions

2024 Acquisitions

To further our growth strategy, in addition to our organic growth activities, we have completed four acquisitions so far in 2024. Our acquisition strategy enhances our product breadth and value-added processing capabilities, with a continued focus on the diversification of our products, end markets and geographies. Our 2024 acquisitions fit our strategy by extending the geographic reach of certain of our existing operations and expanding our product breadth and processing capacity.

●	On February 1, 2024, we acquired, with cash on hand, Cooksey Iron & Metal Company (“Cooksey Steel”), a metals service center that processes and distributes finished steel products, including tubing, beams, plates and bars. Headquartered in Tifton, Georgia, Cooksey Steel operates three locations, servicing a diverse range of customers.

●	On April 1, 2024, we acquired American Alloy Steel, Inc. (“American Alloy”) with cash on hand. American Alloy, headquartered in Houston, Texas, operates five metals service centers and a plate fabrication business in the U.S. American Alloy is a distributor of specialty carbon and alloy steel plate and round bar, including pressure vessel quality (PVQ) material.

●	On April 1, 2024, we acquired, with cash on hand, Mid-West Materials, Inc. (“MidWest Materials”), a flat-rolled steel service center that primarily services North American original equipment manufacturers. Headquartered in Perry, Ohio, MidWest Materials provides steel products including hot-rolled, high strength hot-rolled, coated, and cold-rolled products that are sold into the trailer manufacturing, agriculture, metal fabrication, and building products markets.

●	On August 16, 2024, with cash on hand, we completed the acquisition of certain assets of the FerrouSouth division of Ferragon Corporation (“FerrouSouth”). FerrouSouth is a toll processing operation headquartered in Iuka, Mississippi, which provides flat-roll steel processing, logistics and warehousing services.

Included in our net sales for the nine months ended September 30, 2024 were combined net sales of $203.9 million from our 2024 acquisitions.

2023 Acquisition

On May 1, 2023, we acquired, with cash on hand, Southern Steel Supply, LLC (“Southern Steel”). Southern Steel is headquartered in Memphis, Tennessee and offers merchant and structural steel, pipe and tube, steel plate, ornamental products and laser cut and fabricated parts. Included in our net sales for the nine months ended September 30, 2024 and 2023 were net sales of $28.8 million and $20.2 million, respectively, from Southern Steel.

Results of Operations

The following sets forth certain income statement data for the third quarter and nine months ended September 30, 2024 and 2023 (dollars are shown in millions, except per share amounts, and certain percentages may not calculate due to rounding):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024		2023		2024		2023
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$3,420.3	100.0%	$3,623.0	100.0%	$10,708.4	100.0%	$11,468.6	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)	2,414.0	70.6	2,546.0	70.3	7,487.9	69.9	7,942.9	69.3
Gross profit(1)	1,006.3	29.4	1,077.0	29.7	3,220.5	30.1	3,525.7	30.7
Warehouse, delivery, selling, general and administrative expense (“SG&A”)	665.0	19.4	626.9	17.3	2,004.2	18.7	1,928.8	16.8
Depreciation and amortization expense	67.9	2.0	60.6	1.7	198.1	1.8	182.5	1.6
Operating income	$273.4	8.0%	$389.5	10.8%	$1,018.2	9.5%	$1,414.4	12.3%

Net income attributable to Reliance	$199.2	5.8%	$295.0	8.1%	$769.9	7.2%	$1,063.2	9.3%
Diluted earnings per share attributable to Reliance stockholders	$3.61		$4.99		$13.55		$17.92
(1)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Third Quarter and Nine Months Ended September 30, 2024 Compared to Third Quarter and Nine Months Ended September 30, 2023

Net Sales

	September 30,		Dollar	Percentage
	2024	2023	Change	Change

	(dollars in millions)
Net sales (three months ended)	$3,420.3	$3,623.0	$(202.7)	(5.6)%
Net sales, same-store (three months ended)	$3,322.8	$3,611.7	$(288.9)	(8.0)%
Net sales (nine months ended)	$10,708.4	$11,468.6	$(760.2)	(6.6)%
Net sales, same-store (nine months ended)	$10,475.7	$11,448.4	$(972.7)	(8.5)%

	September 30,		Tons	Percentage
	2024	2023	Change	Change

	(tons in thousands)
Tons sold (three months ended)	1,521.4	1,420.8	100.6	7.1%
Tons sold, same-store (three months ended)	1,465.2	1,413.6	51.6	3.7%
Tons sold (nine months ended)	4,568.9	4,425.0	143.9	3.3%
Tons sold, same-store (nine months ended)	4,431.2	4,412.6	18.6	0.4%

	September 30,		Price	Percentage
	2024	2023	Change	Change
Average selling price per ton sold (three months ended)	$2,246	$2,552	$(306)	(12.0)%
Average selling price per ton sold, same-store (three months ended)	$2,266	$2,557	$(291)	(11.4)%
Average selling price per ton sold (nine months ended)	$2,345	$2,602	$(257)	(9.9)%
Average selling price per ton sold, same-store (nine months ended)	$2,365	$2,604	$(239)	(9.2)%

Our tons sold and average selling price per ton sold exclude our tons toll processed. Our average selling price per ton sold includes intercompany transactions that are eliminated from our consolidated net sales. Same-store amounts exclude the results of our 2024 and 2023 acquisitions.

Our same-store net sales declined from the comparable 2023 periods mainly due to declines in carbon steel pricing that lowered our average selling price per ton sold despite increases in same-store and total tons sold. Demand remained relatively healthy in the majority of end markets we serve supported by same-store growth in tons sold from the prior year periods.

Since we primarily purchase and sell our inventories in the spot market, our average selling prices generally fluctuate with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our overall average selling price per ton sold. As carbon steel sales represented 53% of our gross sales for the nine months ended September 30, 2024, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold.

The mix of our total sales by major commodity products and year-over-year changes in selling prices are presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
	Gross Sales	Average Selling	Gross Sales	Average Selling
	% of	Price Per	% of	Price Per
	Total Sales	Ton Sold	Total Sales	Ton Sold
Carbon steel	53%	(14.2)%	53%	(9.6)%
Aluminum	16%	(5.0)%	16%	(5.9)%
Stainless steel	15%	(11.9)%	14%	(13.8)%
Alloy	4%	(7.7)%	5%	(4.6)%

Our 2024 acquisitions did not significantly impact the year-over-year changes in our major commodity products.

Cost of Sales and Gross Profit

	September 30,
	2024		2023
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Cost of sales (three months ended)	$2,414.0	70.6%	$2,546.0	70.3%	$(132.0)	(5.2)%
Cost of sales (nine months ended)	$7,487.9	69.9%	$7,942.9	69.3%	$(455.0)	(5.7)%
Gross profit (three months ended)	$1,006.3	29.4%	$1,077.0	29.7%	$(70.7)	(6.6)%
Gross profit (nine months ended)	$3,220.5	30.1%	$3,525.7	30.7%	$(305.2)	(8.7)%
LIFO income, included in cost of sales (three months ended)	$(50.0)	(1.5)%	$(45.0)	(1.2)%	$(5.0)
LIFO income, included in cost of sales (nine months ended)	$(150.0)	(1.4)%	$(105.0)	(0.9)%	$(45.0)

The decreases in cost of sales in the third quarter and nine months ended September 30, 2024 compared to the same periods in 2024 were due to lower average costs per ton sold, mainly due to declines in replacement costs for carbon steel products, partially offset by increases in tons sold. See “Net Sales” above for trends in both demand and costs of our products.

Gross profit in the third quarter and nine months ended September 30, 2024 decreased from the same periods in 2023 mainly due to lower net sales as a result of decreases in average selling price per ton sold partially offset by gross profit contributions from our acquisitions.

Our gross profit margins remained strong, but were pressured from declines in metals pricing which we believe were mitigated by effective inventory management, our focus on orders with quick turnaround and value-added processing.

In addition, we record in cost of sales non-cash adjustments to our LIFO method inventory valuation reserve that, in effect, reflects cost of sales at current replacement costs. The inventory caption of our consolidated balance sheet includes a LIFO method inventory valuation reserve of $429.3 million at September 30, 2024.

See “Net Sales” above for further discussion on product pricing trends.

Expenses

	September 30,
	2024		2023
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
SG&A expense (three months ended)	$665.0	19.4%	$626.9	17.3%	$38.1	6.1%
SG&A expense, same-store (three months ended)	$642.3	19.3%	$625.0	17.3%	$17.3	2.8%
SG&A expense (nine months ended)	$2,004.2	18.7%	$1,928.8	16.8%	$75.4	3.9%
SG&A expense, same-store (nine months ended)	$1,955.8	18.7%	$1,925.5	16.8%	$30.3	1.6%
Depreciation & amortization expense (three months ended)	$67.9	2.0%	$60.6	1.7%	$7.3	12.0%
Depreciation & amortization expense (nine months ended)	$198.1	1.8%	$182.5	1.6%	$15.6	8.5%

Our same-store SG&A expense for each of the third quarter and nine months ended September 30, 2024 increased due to higher costs associated with wage inflation and increased headcounts related to our organic growth activities offset by lower incentive-based compensation resulting from lower profitability. SG&A expense as a percentage of sales mainly increased due to lower net sales levels.

Our same-store SG&A expense for the nine months ended September 30, 2024 includes $5.1 million of non-recurring settlement expenses, mainly related to our anticipated withdrawal from certain multiemployer pension plans.

Operating Income

	September 30,
	2024		2023
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Operating income (three months ended)	$273.4	8.0%	$389.5	10.8%	$(116.1)	(29.8)%
Operating income (nine months ended)	$1,018.2	9.5%	$1,414.4	12.3%	$(396.2)	(28.0)%

Operating income declined for the third quarter and nine months ended September 30, 2024 as compared to the same periods in 2023 as a result of lower same-store gross profit, driven by lower net sales and gross profit margin, partially offset by contributions to operating income from our acquisitions. Our operating income margins in the third quarter and nine months ended September 30, 2024 were lower than in the comparable 2023 periods mainly due to lower gross profit margins and decreased operating leverage of our SG&A expense due to lower sales levels.

See “Net Sales” above for discussion of trends in demand and product costs and “Expenses” for trends in our operating expenses.

Income Tax Rate

Our effective income tax rate for each of the third quarter and nine months ended September 30, 2024 was 23.3%, compared to 23.7% and 24.2% for the third quarter and nine months ended September 30, 2023, respectively. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes.

Financial Condition

Operating Activities

Net cash provided by operations of $956.5 million in the nine months ended September 30, 2024 decreased $189.2 million from $1.15 billion in the same period in 2023. The year-over-year decrease was mainly due to a decline of $294.7 million in net income offset by lower working capital investment. To manage our working capital, we focus on our days sales outstanding and inventory turnover rate as receivables and inventory are the two most significant elements of our working capital. As of September 30, 2024 and 2023, our days sales outstanding rates were 41.4 days and 40.3 days, respectively. Our inventory turnover rate (based on tons) during the nine months ended September 30, 2024 was 4.6 times (or 2.6 months on hand), compared to 4.7 times (or 2.6 months on hand) for the same period in 2023.

Investing Activities

Net cash used in investing activities of $673.4 million for the nine months ended September 30, 2024 increased $305.6 million from $367.8 million in the same period in 2023. The significant increase was mainly due to $366.7 million spent on acquisitions in the 2024 nine-month period compared to $24.1 million in the same period in 2023, partially offset by $38.9 million less of capital expenditures. The majority of our capital expenditures in the nine months ended September 30, 2024 and 2023 were related to growth activities.

Financing Activities

Net cash used in financing activities of $1.05 billion for the nine months ended September 30, 2024 increased $78.0 million from $970.7 million in the same period in 2023. The increase was mainly the result of increased share repurchases partially offset by increased net debt borrowings. Net debt borrowings were $125.0 million in the nine months ended September 30, 2024 compared to net debt repayments of $507.9 million in the same period in 2023, which included the redemption of $500.0 million of senior notes. In the nine months ended September 30, 2024, we repurchased $951.3 million of our common stock compared to $239.2 million in the same period in 2023. Our returns to stockholders also included an increase in our quarterly dividend rate of 10% in February 2024 with total dividend payments of $188.5 million in the nine months ended September 30, 2024 compared to $179.3 million in the same period in 2023.

On October 22, 2024, our Board of Directors declared the 2024 fourth quarter cash dividend of $1.10 per share. We have increased our quarterly dividend 31 times since our IPO in 1994, with the most recent increase of 10.0% from $1.00 to $1.10 per share effective in the first quarter of 2024. We have paid quarterly cash dividends on our common stock for 65 consecutive years and have never reduced or suspended our regular quarterly dividend.

Share Repurchase Plan

See Note 9—“Equity” to our consolidated financial statements for information on our 2024 and 2023 share repurchases.

On October 22, 2024, our Board of Directors amended our share repurchase program to replenish the repurchase authorization to $1.5 billion. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time.

Debt

On September 10, 2024, we entered into a $1.5 billion unsecured five-year Second Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our then-existing $1.5 billion unsecured revolving credit facility with $125.0 million of outstanding borrowings at September 30, 2024. We also had an aggregate of $1.15 billion principal amount of senior unsecured note obligations with various maturities through 2036 issued under indentures as of September 30, 2024.

See Note 6—“Debt” to our consolidated financial statements for further information on our amended credit agreement and indentures governing our debt securities.

Liquidity and Capital Resources

We believe our primary sources of liquidity, including funds generated from operations, cash and cash equivalents and our $1.5 billion revolving credit facility, will be sufficient to satisfy our cash requirements and stockholder return activities over the next 12 months and beyond. As of September 30, 2024, we had $314.6 million in cash and cash equivalents and our net debt-to-total capital ratio was 11.5%, up from 0.8% as of December 31, 2023.

As of September 30, 2024, we had $401.4 million of debt obligations coming due before our $1.5 billion revolving credit facility matures on September 10, 2029.

We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and approximately $1.37 billion available under our revolving credit facility, we expect to continue to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit ratings enhance our ability to effectively raise capital. We believe our sources of liquidity will continue to be adequate to maintain operations, make necessary capital expenditures, finance strategic growth through acquisitions and internal initiatives, pay dividends and repurchase our common stock.

Covenants

The Credit Agreement and indentures governing our debt securities include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, a financial maintenance covenant that requires us to comply with a maximum total net leverage ratio.

We were in compliance with the financial maintenance covenant in our Credit Agreement at September 30, 2024.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $2.17 billion at September 30, 2024, or approximately 21% of total assets and 29% of total equity. Additionally, other intangible assets, net amounted to $1.03 billion at September 30, 2024, or approximately 10% of total assets and 14% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their estimated useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

During the quarter ended September 30, 2024, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Website Disclosure

The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at www.reliance.com, and our investors relations website, https://investor.reliance.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section at https://investor.reliance.com. The website is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this quarterly report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the Company’s disclosures about market risk, please see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the Company’s exposures to market risk as disclosed in Part II—Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained under the captions “Legal Matters” and “Environmental Contingencies” in Note 10—“Commitments and Contingencies” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase activity for the third quarter of 2024 was as follows:

			Total Number of	Maximum Dollar
	Total Number	Average Price	Shares Purchased	Value That May
	of Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan(1)
				(in millions)
July 1 - July 31, 2024	637,669	$285.36	637,669	$738.5
August 1 - August 31, 2024	520,528	$282.94	520,528	$591.2
September 1 - September 30, 2024	377,069	$272.47	377,069	$488.5
Total	1,535,266	$281.37	1,535,266
(1)	All repurchases were made under our $1.5 billion share repurchase program authorized by our Board of Directors effective October 30, 2023. On October 22, 2024, our Board of Directors amended our share repurchase program to replenish the remaining repurchase authorization to $1.5 billion. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Under the share repurchase plan, shares may be repurchased through a variety of methods including, but not limited to, open market purchases, accelerated share repurchases, negotiated block purchases and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the third quarter of 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
10.1

Second Amended and Restated Credit Agreement dated as of September 10, 2024, among Reliance, Inc., as Borrower, Bank of America N.A., as the Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, PNC Bank, National Association and Toronto-Dominion Bank, New York Branch, as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Reliance, Inc. on September 16, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following unaudited financial information from Reliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity, and (v) related notes to these consolidated financial statements.

104*	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101).

*      Filed herewith.

**    Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE, INC.
(Registrant)

Date: October 30, 2024	By:	/s/ Arthur Ajemyan

Arthur Ajemyan
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)