Form 10-K
period 2024-12-31
RELIANCE, INC.
filed 2025-02-27
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2024 was approximately $15,790,000,000. For purposes of this computation, it is assumed that the shares of voting stock held by directors and officers would be deemed to be stock held by affiliates. As of February 21, 2025, 52,972,079 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2025 annual meeting of stockholders to be held on May 21, 2025 are incorporated by reference in Part III. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year.

i

FORWARD-LOOKING STATEMENTS

In February 2024, we changed our corporate name from Reliance Steel & Aluminum Co. to Reliance, Inc. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Annual Report on Form 10-K. Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “Company,” “Reliance,” “we,” “our,” and “us” refer to Reliance, Inc. and all of its subsidiaries that are consolidated in accordance with U.S. generally accepted accounting principles. This Annual Report on Form 10-K and the information incorporated by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also provide oral or written forward-looking information in other materials we release to the public. Our forward-looking statements may include, but are not limited to, discussions of our industry and end markets, business strategies, acquisitions, and expectations concerning our future growth and profitability and our ability to generate industry leading returns for our stockholders, as well as future demand and metals pricing and our results of operations, margins, profitability, taxes, liquidity, macroeconomic conditions, including inflation, and the possibility of an economic recession or slowdown, litigation matters and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “preliminary,” “range,” “intend” and “continue,” the negative of these terms, and similar expressions. All statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date of such statements. These risks and other factors include those described in “Risk Factors” (Part I, Item 1A of this Form 10-K) and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A). In addition, other factors of which the Company is not currently aware may affect the accuracy of our forward-looking information and may cause actual results to differ from those discussed.

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, as well as developments beyond our control, including, but not limited to, the possibility that the expected benefits of acquisitions and capital expenditures may not materialize as expected; the impacts of labor constraints and supply chain disruptions; U.S. and foreign trade policies affecting metals product markets and pricing; and changes in domestic and worldwide political and economic conditions such as inflation and the possibility of an economic recession that could materially impact us, our customers and suppliers, metals pricing, and demand for our products and services. Deteriorations in economic conditions as a result of economic policies, inflation, economic recession, slowing growth, outbreaks of infectious disease, tariffs or trade barriers, geopolitical conflicts such as in Ukraine and the Middle East, could lead to a decline in demand for our products and services and negatively impact our business, and may also impact financial markets and corporate credit markets which could adversely impact our access to financing, or the terms of any financing. The Company cannot at this time predict all of the impacts of domestic and foreign tariffs and trade policies, inflation, product price fluctuations, economic recession, outbreaks of infectious disease, geopolitical conflicts and related economic effects, but these factors, individually or in any combination, could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

ii

PART I

Item 1.  Business

Reliance operates a network of companies providing diversified metal solutions and is the largest metals service center company in North America (U.S. and Canada) based on revenues, with 2024 net sales of $13.84 billion.

This is our 85th anniversary as a business since our original organization on February 3, 1939, operating a single metals service center in Los Angeles, California fabricating steel reinforcing bar. In February 2024, we changed our corporate name to Reliance, Inc. from Reliance Steel & Aluminum Co. Our common stock has traded on the New York Stock Exchange (“NYSE”) for 30 years under the symbol “RS” since our September 16, 1994 initial public offering.

We believe we have a unique and sustainable business model predicated on the following key attributes:

●	Diversity of Products, Customers and Services

As of December 31, 2024, we operated through a network of 320 locations in 41 U.S. states and 10 foreign countries. We distribute a full line of over 100,000 metal products, including alloy, aluminum, brass, copper, carbon steel, stainless steel, titanium and other specialty steel products.

We service more than 125,000 customers in a variety of industries, including consumer products, general manufacturing, non-residential construction (including infrastructure and renewable energy), transportation (rail, truck trailer and shipbuilding), aerospace (commercial, military, defense and space), energy (oil and natural gas), electronics and semiconductor fabrication, industrial machinery and heavy industry (agricultural, construction and mining equipment). We also service the auto industry, primarily through our toll processing operations where we process customer-owned metal for a fee.

We believe that our diversification by product, end market and geography help mitigate volatility in metals pricing and changing end market conditions. We are not dependent on any particular customer or industry because we process and distribute a broad variety of metals. This diversity of product type and material reduces our exposure to fluctuations or other weaknesses in the financial stability of particular customers or industries. We are also less dependent on any particular suppliers as a result of our product diversification. We believe our diversification strategy has contributed to our ability to remain profitable in every year since our initial public offering in 1994, even during recessions and a global pandemic. In 2024, we grew our total and same-store tons sold, outperforming the decline in metals service center industry shipments as reported by the Metals Service Center Institute (“MSCI”). We believe this performance was supported in part by our diversification strategy.

●	Customer Relationships

We believe that our focus on small order sizes and customer service, including inventory availability and quick turnaround, earns customer loyalty, and, along with our growth and diversification strategy, has been instrumental in our ability to produce industry-leading operating results. During the past five years, we delivered approximately 40% of our orders within 24 hours and had a high level of customer retention with over 95% of our sales orders received from repeat customers.

●	Value-Added Solutions Provider

We provide a wide variety of processing services to meet our customers’ specifications and deliver products to fabricators, manufacturers and other end users. We believe that few other metals service centers offer the breadth of processing services and metals that we provide. Our primary processing services range from cutting, leveling or sawing to more complex processes such as machining or electropolishing. We typically stock standard size and grade metal products that can be processed into many different sizes to meet the needs of many different customers, and we generally only process specific metals to non-standard sizes pursuant to customer purchase order specifications.

Over the past several years, we have increased the amount of value-added processing services we provide through acquisitions and significant investments in new equipment. We believe expanding our value-added capabilities (including toll processing) and increasing the percentage of our total sales represented by the higher margin orders generated from those expanded capabilities helps reduce volatility in our profitability during periods of unfavorable metals demand and/or pricing.

●	Industry Leader

According to the MSCI reporting of industry tons sold in the U.S., our 2024 tons sold from our U.S. locations represented approximately 15% of the total tons sold by the U.S. metals service center industry compared to approximately 14% for 2023. We believe our relatively low market share in the highly fragmented metals service center industry leaves significant opportunity for further strategic growth.

●	Pricing Power

We primarily operate in the spot market for both the purchase and sale of our products. We believe we have the ability to quickly adjust our selling prices in response to increases in our raw material costs in order to maintain consistency in our gross profit margin as only a small portion of our business is subject to long-term contractual pricing arrangements.

●	Purchasing Power

We strategically source the vast majority of our metal purchases from domestic producers and believe we are one of the largest customers of the North American primary metals producers (“mills”). We believe that our significant scale and long-standing relationships with our mill suppliers enable significant purchasing power and product availability in all market conditions and promote effective management of our inventories.

●	Collaboration

We promote collaboration across our operations and encourage our businesses to work together to leverage the larger Reliance resources and capabilities to pursue and grow commercial and sales opportunities, better manage inventories, provide career advancement opportunities for our employees, and share best practices.

Our business is relationship-based, and we operate under the following trade names:

Trade Name	No. of Locations
Reliance
Bralco Metals
Bralco Metals	6
Affiliated Metals	1
Olympic Metals	1
Central Plains Steel Co.	1
Reliance Metalcenter	5
Reliance Steel Company	2
Smith Pipe & Steel Company	1
Tube Service Co.	6
Admiral Metals Servicenter Company, Incorporated	7
All Metal Services
All Metal Services Limited (United Kingdom)	4
All Metal Services France	1
All Metal Services Ltd. (Xi’an, China)	1
All Metal Services (Malaysia) Sdn. Bhd.	1
American Alloy Steel, Inc.
American Alloy North (60%-owned)	1
American Alloy Steel	6
American Metals Corporation
American Metals	2
Alaska Steel Company	3
American Steel	2
Crest Steel Corporation	1
Haskins Steel Company	1
Lampros Steel	1

Trade Name	No. of Locations
LSI Plate	1
Plate Sales	1
AMI Metals, Inc.
AMI Metals	6
AMI Metals Europe SPRL (Belgium)	1
AMI Metals France, SAS	1
AMI Metals UK Limited	1
Best Manufacturing, Inc.
Best Manufacturing, Inc.	1
Metalcraft Enterprises	1
CCC Steel, Inc.
CCC Steel	1
IMS Steel Co.	1
Chapel Steel Corp.
Chapel Steel Corp.	6
Chapel Steel Canada, Ltd.	1
Chatham Steel Corporation	5
Clayton Metals, Inc.	2
Continental Alloys & Services
Continental Alloys & Services Limited (UK)	2
Continental Alloys & Services Middle East FZE (Dubai)	1
Continental Alloys & Services (Malaysia) Sdn. Bhd.	1
Continental Alloys & Services Pte. Ltd. (Singapore)	1
Diamond Manufacturing Company
Diamond Manufacturing	2
Ferguson Perforating Company	2
McKey Perforating Co.	1
Perforated Metals Plus	1
DuBose
DuBose National Energy Fasteners & Machined Parts, Inc.	1
DuBose National Energy Services, Inc.	1
Durrett Sheppard Steel Co., Inc.	1
Earle M. Jorgensen Company
Earle M. Jorgensen	30
Steel Bar	1
Feralloy Corporation
Feralloy	4
Acero Prime Feralloy Sinton Processing Center	1
Acero Prime S. de R.L. de C.V.	4
All Metals Processing & Logistics, Inc.	2
Allegheny Steel Distributors, Inc.	1
Feralloy Processing Company	1
FerrouSouth	1
GH Metal Solutions	4
Indiana Pickling and Processing Company (56%-owned)	1
MidWest Materials	1
Oregon Feralloy Partners (40%-owned)	1
Fox Metals and Alloys, Inc.	1
Fry Steel Company	2
Infra-Metals Co.
Infra-Metals	5
Delta Steel	4
Infra-Metals / IMS Steel / Georgia Steel Company	2

Trade Name	No. of Locations
Sugar Steel	3
KMS, Inc.	1
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	4
Custom Fab Company	1
Good Metals Company	1
Hagerty Steel & Aluminum Company	1
Metals USA, Inc.
Metals USA Flat Rolled and Non-Ferrous Group
Metals USA	10
Lynch Metals	2
Metals USA Plates and Shapes Group
Metals USA	12
Gregor Technologies	1
i-Solutions	1
Port City Metal Services	1
Cooksey Steel Company	3
The Richardson Trident Company, LLC	2
Altair Electronics, LLC	1
Metalweb Limited	3
National Specialty Alloys, Inc.
National Specialty Alloys	2
Aleaciones Especiales de Mexico, S. de R.L. de C.V.	1
Northern Illinois Steel Supply Co.	2
Nu-Tech Precision Metals Inc.	1
Pacific Metal Company	5
PDM Steel Service Centers, Inc.
PDM Steel Service Centers	8
Feralloy PDM Steel Service	1
Phoenix Corporation
Phoenix Metals Company	18
Precision Flamecutting and Steel, Inc.	1
Precision Strip Inc.	15
Reliance Metalcenter Asia Pacific Pte. Ltd. (Singapore)	1
Reliance Metals Canada Limited
Earle M. Jorgensen (Canada)	7
Encore Metals	7
Service Steel Aerospace Corp.
Service Steel Aerospace	3
Dynamic Metals International	1
United Alloys Aircraft Metals	1
Siskin Steel & Supply Company, Inc.
Siskin Steel	4
East Tennessee Steel Supply Company	1
Southern Steel Supply	1
The Steel Store	1
Tubular Steel, Inc.
Tubular Steel	2
United Pipe & Steel Corp.	12
Valex Corp.
Valex	2
Valex Semiconductor Materials (Zhejiang) Co., Ltd.	1
Valex Korea Co., Ltd. (96%-owned)	1

Trade Name	No. of Locations
Viking Materials, Inc.	2
Yarde Metals, Inc.
Yarde Metals	8
Rotax Metals	1

We have one operating and reportable segment—metals service centers. Further information about our reportable segment, including geographic information, appears in Note 19—“Segment Information” to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data.”

Industry Overview

Metals service centers acquire carbon steel, aluminum, stainless and alloy steel and other metal products from mills and then process and distribute these materials to meet customer specifications.

Customers purchase metal products from metals service centers for a variety of reasons, including the ability to obtain value-added metals processing services, readily available inventory, reliable and timely delivery, flexible minimum order size, and quality control. Many customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum order sizes specified by mills or because those customers require intermittent deliveries over long or irregular periods. Metals service centers respond to a niche market created because of the focus on as-needed inventory management and materials management outsourcing in the capital goods and related industries. In general, metals service center customers have placed increased emphasis on carrying lower amounts of inventory, especially during declining price environments.

The processing services we provide save our customers time, labor, and expense, reducing their overall manufacturing costs. Specialized metals processing equipment requires high utilization to be cost effective. We believe many manufacturers and their suppliers are not able or willing to invest in the necessary technology, equipment, and warehousing of inventory to perform efficient and effective metal processing at their own operations. Accordingly, we believe industry dynamics have created a niche in the market for metals service centers. We believe that metals service centers purchase, process and deliver metals to end-users in a more efficient and cost-effective manner than the end-user could achieve by dealing directly with the mill.

The measurement of our market share based on the shipment levels of the metals service center industry published by the MSCI, which does not also publish estimated industry revenues, was about 15% in 2024. We believe our relatively low market share, based on the reported shipment levels for the metals service center industry, provides us significant opportunity for growth.

We believe that metals service centers are generally less susceptible to market cycles than metals producers because service centers are generally able to pass on all or a portion of increases in metal costs to their customers. As we have limited long-term contractual business and focus on rapid inventory turnover, we believe that we are generally less vulnerable to changing metals prices than metals producers. However, fluctuations in metals pricing have a significant impact on our revenue and profit.

Operational Strategy

Our primary business strategy is to provide the highest levels of quality and service to our customers in the safest, most efficient operational manner, allowing us to maximize our financial results. The core tenets of our differentiated approach include:

●	Our commitment to safety which is our top priority and an important element of our culture and day-to-day operational focus. Our executive team supports a safety management system that includes policies, standard practices and goals at our facilities. In addition, our safety professionals monitor compliance with regulatory requirements and conduct safety assessments and training to promote and improve safety practices.

●	Organic growth and innovation through industry-leading investments in state-of-the-art value-added processing equipment to better service our customers. We have made significant investments in our businesses in recent years, including investments in advanced, state-of-the-art value-added processing equipment that concurrently expand our metals processing capabilities and promote increased efficiencies.

●	We believe our diversification by product, end market and geography reduce volatility in our profitability. We maintain a wide variety of products in inventory and believe this differentiates us from all other North American service center companies. Our product mix has become more diverse mainly as a result of our targeted growth strategy that includes acquiring companies that focus on distribution of specialty products and provide increased levels of value-added processing services.

●	Our decentralized operating structure keeps decision making and resources close to the customer. Due to our focus on small orders, our decentralized operating structure and the diversity of the markets we serve, customer concentrations are not significant.

●	A focus on as-needed inventory management and small orders with quick turnaround and increasing levels and types of value-added processing generates higher gross profit margins compared to servicing large orders with volume pricing. We support our customers’ as-needed logistics with our customer service, operational efficiencies, innovation and inventory management. In 2024, our average order size was $2,980 and we delivered approximately 40% of orders within 24 hours.

●	Strong pricing discipline by our managers in the field allows us to appropriately price the value we provide to our customers. We believe our focus on maintaining pricing discipline related to our processing services, coupled with our investments in state-of-the-art equipment and advanced technology, contribute to higher sustainable gross profit margin levels.

●	We have minimal contractual sales as we primarily sell via customer purchase order, which we believe supports efficient management of our inventories. We believe our ability to pass mill replacement cost increases on to our customers, when they occur, results in higher gross profit realization than if we priced our products under long-term contractual pricing arrangements, which tend to have a trailing effect.

Growth Strategy

Our growth strategy is based on increasing our operating results through organic growth activities and strategic acquisitions that enhance our product, customer and geographic diversification. We believe our focused growth strategy and high level of value-added services we provide our customers makes us less vulnerable to regional or industry-specific economic volatility and somewhat lessens the negative impact of volatility experienced in commodity pricing and market cyclicality, and general economic trends.

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

We endeavor to acquire well-run businesses with strong customer relationships and solid reputations within the marketplace. Because of this, we often find value in acquired trade names and generally continue to go to market under the acquired businesses’ names and maintain their customer relationships.

Customers

Although we have many large original equipment manufacturer customers, most of our sales are to small machine shops and fabricators, in small quantities with frequent and often just-in-time deliveries, ensuring as-needed logistics and helping them manage their working capital and credit needs more efficiently. Our metals service centers wrote and delivered over 4.6 million orders during 2024 or an average of 18,370 per day, with an average price of approximately $2,980 per order. Most of our metals service center customers are located within 200 miles of the Reliance location supporting them. The proximity of our service centers to our customers helps reduce total road miles and carbon emissions and promote efficient routing and quick delivery. Our fleet of approximately 1,800 trucks (some of which are leased) delivered the majority of our 2024 sales orders. We believe that our fleet enhances our ability to service many smaller customers and provide quick turnaround deliveries with approximately 40% of our orders delivered within 24 hours. We believe that maintaining our own fleet of trucks and drivers provides a competitive advantage as there has been a shortage of qualified drivers and third-party freight costs have been at elevated levels in recent years. Moreover, our order entry systems and flexible production scheduling enable us to meet customer requirements for short lead times and quick delivery. We believe providing high levels of customer service and maintaining long-term relationships with our customers significantly contributes to our success. In the past five years, over 95% of the sales orders we serviced were from repeat customers, which we believe demonstrates the high level of customer satisfaction and loyalty our businesses earn. Our provision of reliable, prompt and efficient services and quality products at reasonable prices are important factors in maintaining and expanding these relationships.

We have built and opened international locations to service specific industries, typically making limited investments to support existing key U.S. customers that also operate in those international markets. Accordingly, our exposure to risks associated with such investments is minimal. Sales from our foreign operations were approximately seven percent of our net sales for the year ended December 31, 2024, or $901.1 million. However, sales to international customers (based on the shipping destination) were approximately nine percent of our consolidated 2024 net sales, or $1.25 billion, with approximately 25%, or $312.8 million of such international sales, to Canadian customers.

Customer demand changes from time to time based on, among other things, general economic conditions and industry capacity. Many of the industries in which our customers operate are cyclical in nature. Because we sell to a wide variety of customers in a wide variety of industries, we believe that we are able to somewhat mitigate earnings volatility. In addition, many of our customers are small job shops and fabricators who also have a diverse customer base and the versatility to service different end markets when an existing market slows.

Due to our focus on small orders, decentralized operating structure and the diversity of the markets we serve, customer concentrations are not significant. Our largest customer represented 0.7% of our net sales in 2024. In 2024, we generated sales greater than $30 million from only 22 customers.

Suppliers

We strategically purchase most of our inventory from the major domestic mills. Our U.S. operations do, however, also purchase minimal amounts of certain products from foreign mills. We have multiple suppliers for all of our products.

Because of our total volume of purchases and our long-term relationships, we believe that we are generally able to purchase inventory at the most competitive prices offered by our suppliers. We believe that our relationships provide us with an advantage in sourcing product in accelerated timeframes when needed and also allow us to more efficiently manage our inventory. We believe both our size and our long-term relationships with our suppliers continue to be important because mill consolidation has reduced the number of suppliers.

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. Our overall operations have not shown any material seasonal trends because of our geographic, product and customer diversity. Typically, revenues in the months of July, November and December have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from holidays observed by the Company as well as vacation and extended holiday closures at some of our customers. The number of shipping days in each quarter also has an impact on our quarterly sales and profitability. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Competition

The metals service center industry is highly fragmented and competitive within localized areas or regions. Many of our competitors operate single, stand-alone service centers. According to IBISWorld Inc.’s October 2024 report, there were approximately 10,700 metal wholesaling locations operated by approximately 8,400 companies in the U.S. in 2024. According to the MSCI reporting of U.S. metals service center industry shipments, our 2024 tons sold from our U.S. locations represented approximately 15% of the industry total, an increase of nearly 100 basis points from 2023. The significant number of metals service centers that exist in this fragmented market creates opportunities for us to expand through acquisitions.

We have numerous competitors in each of our product lines and geographic locations, and competition is most frequently local or regional. Our domestic service center competitors are generally smaller than we are, but we also face strong competition from national, regional and local independent metals distributors and the mills themselves, some of which have greater resources than we do.

We compete with other companies on price, service, quality, processing capability and availability of products and services. We maintain relationships with our major suppliers at the executive and local levels. We believe that this division of responsibility has increased our ability to obtain competitive prices for metals by leveraging our total size and to provide more responsive service to our customers by allowing our local management teams to make purchasing decisions. In addition, we believe that the size of our inventory, the diversity of metals products we have available, and the wide variety of processing services we provide distinguish us from our competition. We believe our competitors are generally unable to offer the same high-quality products and services we provide using state-of-the-art equipment and advanced technology as they do not have the financial ability or risk tolerance to grow their businesses at the same rate as Reliance. We believe our industry-leading financial results in recent years are attributable to our strong financial condition, the high quality of products and services we are able to offer as a result of our significant investments in the facilities and equipment of our existing and acquired businesses, as well as our continued focus on small order sizes with quick turnaround.

Human Capital

As of December 31, 2024, we employed approximately 15,900 persons worldwide, of which approximately 14,200 were employed in the U.S. Our total workforce of approximately 16,200 persons as of December 31, 2024 includes approximately 300 contract and temporary workers. Our management strategy is to align our workforce levels with the pace of business and management believes it has sufficient human capital to operate our business successfully.

As of December 31, 2024, approximately 12% of our employees were represented by unions under collective bargaining agreements. Approximately four percent of our employees are covered by 21 different collective bargaining agreements that expire in 2025 unless renewed. We have entered into collective bargaining agreements with 40 union locals at 48 of our locations. These collective bargaining agreements have not had a material impact on our revenues or profitability. From time to time, our collective bargaining agreements expire and come up for renegotiation.

We seek to create an environment that values the health, safety and wellbeing of our employees, their families and the communities in which we operate and live. We strive to equip our employees with the knowledge, skills and resources to maintain or improve their personal health, develop professionally and operate safely within our businesses. A highlight of our commitment to our employees is the inclusion of “Relational” as one of our five core values that represent key areas of focus for our company. For more information on Reliance’s core values, see https://reliance.com/our-culture.

Among the critical elements included in the Relational category are the following:

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

	Year Ended December 31,
	2024	2023	2022
Safety Indicator:
TRIR	1.75	1.96	1.61
DOT Rate	0.46	0.64	0.55

Our focus on safety is evident in our 2024 TRIR, which is lower than the MSCI average of 3.5 as reported in their most recent survey conducted in 2020. A lower TRIR means that fewer people are injured on the job, and fewer lives are negatively impacted. We have not identified a universally accepted and annually updated benchmarking standard for DOT Rate.

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

To help attract and retain the best employees, we strive to offer competitive compensation and best-in-class benefits. In addition to base salaries, our compensation programs can include annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare insurance and welfare benefits, and health savings and flexible spending accounts. We believe that we provide industry-leading healthcare benefits to our employees and funded approximately 85% of the costs associated with our domestic employees’ health insurance coverage in 2024.

●	Employee Development

We believe employees should have an opportunity for ongoing development through challenging daily contributions and structured development programs. We maintain an evolving leaders program focused on the continued training of selected employees, encouraging development in several areas of our business, leadership and communication, along with opportunities for enterprise-wide collaboration to drive an approach to innovative problem solving and solutions. Our success is dependent on the knowledge, skills and abilities of our current and future leaders and we continue to invest in talent management initiatives to pursue the significant long-term potential for our continued success.

●	Equal Opportunity

We believe that superior Company performance requires contributions from a workforce that includes a variety of employee experiences, backgrounds, and characteristics. We are committed to providing fair and unbiased opportunities and hiring, developing and supporting a diverse and inclusive workplace. Our Company values are demonstrated by our Code of Conduct, which prohibits employment discrimination or harassment based on race, color, sex (including pregnancy, childbirth and related medical conditions), national origin, religion, age, disability, genetic information, veteran status, sexual orientation, marital status, or any other characteristic protected by applicable law. Our Code of Conduct is available at https://investor.reliance.com.

Quality Control

Procuring high-quality metal from suppliers on a consistent basis is critical to our business. We maintain strict quality control measures to assure that the quality of purchased raw materials will enable us to meet our customers’ specifications and to reduce the costs of production interruptions. In certain instances, including at a customer’s request, we perform physical and chemical analyses on selected raw materials, typically through a third-party testing lab, to verify that mechanical and dimensional properties, cleanliness and surface characteristics meet our requirements and our customers’ specifications. We also conduct certain analyses of surface characteristics on selected processed metal before delivery to the customer. We believe that maintaining high standards for accepting metals ultimately results in reduced return rates from our customers.

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

Our operations are also subject to laws and regulations relating to workplace safety and worker health, principally OSHA and related regulations, which, among other requirements, establish noise, dust and safety standards. We maintain comprehensive health and safety policies and train employees to follow established safety practices.

We are subject to the conflict mineral provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. We are required to undertake due diligence, disclose and report whether the products we sell originate from the Democratic Republic of Congo and adjoining countries. We verify with our suppliers the origins of all metals used in our products.

Our domestic locations sell to international customers and we operate metals service centers in 10 foreign countries, which subjects us to various countries’ trade regulations concerning the import and export of materials and finished products. Our operations are subject to the laws and regulations of the jurisdictions in which we conduct our business that seek to prevent corruption and bribery in the marketplace, including the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the United Kingdom’s Bribery Act 2010. We have developed and implemented company-wide export and anti-corruption policies designed to provide our employees clear statements of our compliance requirements and ensure compliance with applicable export and anti-corruption regulations. For information about risks related to government regulation, please see the risk factors set forth under the caption Item 1A. “Risk Factors” including the Risk Factors captioned “We are subject to various environmental, employee safety and health, and customs and export laws and regulations, which could subject us to significant liabilities and compliance expenditures;” and “We operate internationally and are subject to changes in tax rates, exchange rate fluctuations, exchange controls, political risks and other risks relating to international operations.”

Environmental

We are not a metals producer or mill – we operate metals service centers that process and distribute metal products. We believe that circularity and low emissions are key attributes of our business model.

The overwhelming majority of our operations involve the processing and distribution of inherently sustainable aluminum and steel products that we believe (i) are some of the most commonly-recycled materials on the planet—more than plastic, paper, and glass combined each year and (ii) can be 100% recycled without loss of quality. We reintroduced approximately 226,000 tons of recycled scrap material into the manufacturing life cycle in 2024. As a distributor and “first-stage” processor of metal products, our operations, by their nature, have a limited environmental impact as we do not emit significant amounts of carbon dioxide or other greenhouse gases.

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

As a processor and distributor of metals, and not a producer, we acknowledge and embrace our role in protecting the environment and continue to assess our impacts. Our strong desire is to identify and prioritize areas of improvement. In order to align our environmental initiatives with our broader strategy, we completed a materiality assessment to determine the environmental matters that are most critical to our business and our stakeholders. As a result of the materiality assessment, we determined that the most material environmental issues to our business are: (i) emissions from company-owned trucks that deliver our products; and (ii) our overall energy usage (e.g. fuel and electricity). We expect to update this materiality assessment on a periodic basis to ensure it reflects changes in our business and the external environment.

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

Website addresses referred to in this Annual Report on Form 10-K are not intended to function as hyperlinks, and the information contained in our website and in the SEC’s website is not intended to be a part of this filing.

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

We purchase large quantities of aluminum, carbon, stainless and alloy steel and other metals, which we sell to a variety of customers. Our profitability is largely dependent upon the prices of the steel, aluminum and other metals we sell our customers. The price of metals we purchase and the price we charge our customers for the products we sell fluctuate based on many factors outside of our control, including general economic conditions (both domestic and international), competition, production levels, raw material costs, customer demand levels, governmental policies, import duties and other trade restrictions, currency fluctuations and surcharges imposed by our suppliers.

Pricing for our products generally has a much more significant impact on our results of operations than customer demand levels. If pricing declines, we will typically generate lower levels of gross profit and pretax income dollars. In addition, changes in metals prices that lower our gross profit margin can adversely affect our operating results. When metals prices decrease, we often cannot replace our higher cost inventory with the lower cost metal at a rate that would allow us to maintain a consistent gross profit margin, which would reduce our profitability during that interim period.

Metals prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability and related pricing, metals consumption, customer demand levels, tariffs, import levels into the U.S., governmental regulations, and the strength of the U.S. dollar relative to other currencies. Future changes in global general economic conditions or in production, consumption or export of metals, including as a result of economic slowdown or trade policies, could cause fluctuations in metal prices globally, which could adversely affect our profitability and cash flows. We generally do not enter into long-term agreements with our suppliers or hedging arrangements that could lessen the impact of metal price fluctuations.

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

Our financial condition and results of operations are impacted by global markets and economic conditions over which we do not have control. A general global economic downturn or other adverse macroeconomic trends, including heightened inflation, capital markets volatility, currency rate fluctuations, trade policies, economic uncertainties, an economic slowdown or recession, or a slowing or stalled recovery therefrom, have in the past resulted in and may in the future result in unfavorable conditions that negatively affect demand and selling prices for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations.

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

The war in Ukraine has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby, including in the global steel market. These disruptions caused by the war included, and may continue to include, political, social, and economic disruptions and uncertainties and material increases in certain commodity prices that may affect our business operations. In addition, the duration and impact of conflicts in the Middle East are unknown but could have global economic and political ramifications.

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

On March 1, 2018, the U.S. announced a plan to indefinitely impose a 25% tariff on certain imported steel products and a 10% tariff on certain imported aluminum products under Section 232 of the Trade Expansion Act of 1962 (the “Section 232”) tariffs. These Section 232 tariffs were imposed on national security grounds and addressed imported steel that was being unfairly traded by certain foreign competitors at artificially low prices. In retaliation against the Section 232 tariffs, the European Union subsequently imposed its own tariffs against certain steel products and other goods imported from the U.S. In recent years, negotiations between the U.S. government and other governments have resulted in revisions to these measures. In recent years, the U.S. government had agreed to modified tariff rate quota systems with each of the European Union, Japan and the United Kingdom that allow more imports from those trading partners to enter the U.S. market free of Section 232 tariffs.

On February 1, 2025, the White House issued executive orders directing increased tariffs on imports from Canada, Mexico and China with a threat of further increases for any country that retaliates. The proposed tariffs on Canada and Mexico were deferred for 30 days. The 10% additional tariff on imports from China was effected and China retaliated with tariffs on certain products it imports from the US. On February 10, 2025, the White House issued executive orders reinstating a 25% tariff on all steel imports and an increase in aluminum tariffs from 10% to 25% effective on and after March 12, 2025. This expansion of 232 tariffs revokes previously negotiated country-specific exemptions and quota arrangements, and does not allow product exclusions at this time, established under the original Section 232 tariffs in 2018. The status of any such tariffs is fluid and the ultimate impact on our revenues, financial results and cash flows will be based on a number of variables that are not known at this time. The impact on our business will be based on the final tariffs imposed, which we are not able to predict at this time. The extent to which effected/deferred tariffs or other trade actions, or the threat of tariffs result in a decrease in international demand for steel and aluminum produced in the U.S., disruptions in customer buying patterns or otherwise negatively impact demand for our products, our business may be adversely impacted.

We expect that these tariffs, while in effect, will discourage metal imports from non-exempt countries. These tariffs have had a favorable impact on the prices of the products we sell and our results of operations. If these or other tariffs or duties expire or if others are relaxed or repealed, or if relatively higher U.S. metal prices make it attractive for foreign metal producers to export their products to the U.S., despite the presence of duties or tariffs, the resurgence of substantial imports of foreign metal could create downward pressure on U.S. metal prices. If the Section 232 measures are removed or substantially lessened, whether through legal challenge, legislation, executive action or otherwise, imports of foreign metals would likely increase and metal prices in the U.S. would likely fall, which could materially adversely affect our revenues, financial results and cash flows.

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

Concern about climate change might result in new legal and regulatory requirements to reduce or mitigate the effects of climate change. While we believe our operations do not emit significant amounts of carbon dioxide or other greenhouse gases, legal or regulatory changes related to climate change may result in higher prices for metals, higher prices for utilities required to run our facilities, higher fuel costs for us and our suppliers, increased compliance costs and other adverse impacts. To the extent that new legislation or regulations increase our costs, we may not be able to fully pass these costs on to our customers without a resulting decline in sales and adverse impact to our profits.

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

There also has been increased stakeholder focus, including by U.S. and foreign governmental authorities, investors, customers, media and nongovernmental organizations, on environmental sustainability matters, such as climate change, the reduction of greenhouse gases and water consumption. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in taxes, restrictions on or increases in the costs of supplies, transportation and utilities, any of which could increase our operating costs, and necessitate future investments in facilities and equipment. Further, our customers may impose emissions reduction or other environmental standards and requirements. As a result, we may experience increased compliance burdens, and the sourcing of our products may be adversely affected. These risks also include the increased pressure to make commitments, set targets, or establish additional goals to take actions to meet them, which could expose us to market, operational, execution and reputational costs or risks.

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

We face increased competition and pricing pressures from alternative materials and risks concerning innovation, new technologies, products and increasing customer requirements.

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

We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and might experience business disruptions associated with restructuring, realignment and cost reduction activities.

Portions of our business have been, and may in the future be, the subject of restructuring, realignment and cost reduction initiatives. While we may undertake these initiatives with the goal of realizing potential efficiencies, we may not be successful in achieving efficiencies and cost reduction benefits we expect in full or at all. Further, such benefits might be realized later than expected, and the ongoing costs of implementing these measures might be greater than anticipated. If these measures are not successful or sustainable, we might undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans might be adversely affected, and we could experience business disruptions, if our restructuring and realignment efforts and our cost reduction activities prove ineffective.

Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of each transaction.

Since our initial public offering in September 1994, we have successfully purchased 76 businesses. We continue to evaluate acquisition opportunities and expect to continue to grow our business through acquisitions in the future. Risks we may encounter in acquisitions include:

●	the acquired company may not perform as anticipated or expected strategic benefits may not be realized, which could result in an impairment charge or otherwise impact our results of operations;

●	we may not realize the anticipated increase in our revenues if a larger than predicted number of customers decline to continue purchasing products from us;

●	we may have to delay or not proceed with a substantial acquisition if we cannot obtain the necessary regulatory approval or funding to complete the acquisition in a timely manner;

●	we may significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or assume existing debt of an acquired company, which, among other things, may result in a downgrade of our credit ratings;

●	we may have increased inventory exposure for a short time period if the acquired company has significant amounts of material on order;

●	our relationship with current and new employees, customers and suppliers could be impaired;

●	our safety performance may decline, and our incidence rates increase;

●	our due diligence process may fail to identify risks that could negatively impact our financial condition;

●	we may lose anticipated tax benefits or have additional legal or tax exposures if we have prematurely or improperly combined entities;

●	we may face contingencies related to product liability, intellectual property, financial disclosures, environmental issues, violations of regulations/policies, tax positions and accounting practices or internal controls;

●	the acquisition may result in litigation from terminated employees or third parties;

●	our management’s attention may be diverted by transition or integration issues;

●	costs and investments in excess of our expectations may be required to implement necessary compliance processes and related systems, including IT systems, accounting systems and internal controls over financial reporting;

●	we may pay more than the acquired company is worth;

●	we may assume substantial additional environmental exposures, commitments, contingencies and remediation and reclamation projects; and

●	we may undertake acquisitions financed in part through public offerings or private placements of debt or equity securities, or other arrangements. Such acquisition financing could result in a decrease in our earnings and adversely affect other leverage measures. If we issue equity securities or equity-linked securities, the issued securities may have a dilutive effect on the interests of the holders of our common stock. In addition, limitations on our access to external financing sources, whether due to tightened capital markets, available capital with unfavorable interest rates or otherwise, could impair our ability to execute our growth strategy.

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

Approximately seven percent of our 2024 consolidated net sales were from operations outside the U.S., subjecting us to the risks of doing business on a global level. These risks include changes in tax rates, fluctuations in currency exchange rates, economic instability and disruptions, restrictions on the transfer of funds and the imposition of duties and tariffs. Additional risks from our multinational business include transportation delays and interruptions, war, terrorist activities, epidemics, pandemics, political instability, import and export controls, local regulation, changes in governmental policies, inflation, labor unrest and current and changing regulatory environments. International political and military conflict, such as the war in Ukraine, increasing tensions between Taiwan and China, or evolving conflicts in the Middle East could materially adversely affect the global economy. In addition, government policies on international trade and investment such as import quotas, tariffs, and capital controls, whether adopted by individual governments or addressed by regional trade blocs, can affect the demand for our customers’ products and services. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which our customers sell large quantities of products and services could negatively impact our business, results of operations and financial condition. The Organization for Economic Cooperation and Development (“OECD”) has created a framework among 140 countries with the objective of implementing a global minimum effective tax rate of 15%. While we do not anticipate a material impact to our effective income tax rate under these changes, as additional jurisdictions adopt this legislation and the rules continue to evolve, our effective income tax rate and income taxes paid could increase in future years.

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

In addition, our systems and data are susceptible to cybersecurity incidents, such as viruses, malware, ransomware and other cybersecurity attacks. Cybersecurity attacks are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced threats. These threats pose a risk to the security of our information technology systems and networks and the confidentiality, availability and integrity of our data. The rapid evolution and increased adoption of artificial intelligence technologies may also heighten our cybersecurity risks by making cyber-attacks more difficult to detect, contain, and mitigate. We have experienced cybersecurity events such as viruses and attacks on our IT systems. To date, none of these events has had a material impact on our operations or financial results.

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

We had approximately 15,900 employees worldwide as of December 31, 2024. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. A significant increase in minimum wage or overtime rates in jurisdictions where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our profitability.

We face certain risks associated with potential labor disruptions.

Approximately 12% of our employees are covered by collective bargaining agreements and/or are represented by unions or workers’ councils with 4% of our employees covered by 21 different collective bargaining agreements that expire in 2025 unless renewed. While we believe that our relations with our employees are generally good, we cannot provide assurances that we will be completely free of labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes, lockouts or that any existing labor disruption will be favorably resolved. We could incur additional costs and/or experience work stoppages that could adversely affect our business operations through a loss of revenue and strained relationships with customers. In addition, work stoppages or similar actions at our suppliers also can adversely affect us. Any delays or work stoppages could adversely affect our ability to fulfill customer orders, which could negatively impact our financial condition and results of operations.

If we are unable to attract, retain and develop key personnel, our business could be materially adversely affected.

Our business substantially depends on the continued service of key members of our management and other key employees. The loss of the services of a significant number of members of our management or other key employees could have a material adverse effect on our business. Our future success also will depend on our ability to attract, retain and develop highly skilled personnel and skilled labor. Competition for these types of employees is intense and has increased recently, and we could experience difficulty from time to time in hiring, developing and retaining the personnel necessary to support our business. If we do not succeed in retaining and developing our current employees and attracting new high-quality employees, our business could be materially adversely affected.

Risks Related to our Indebtedness

Our indebtedness could impair our financial condition or cause a downgrade of our credit rating and reduce the funds available to us for other purposes and our failure to comply with the covenants contained in our debt instruments could result in an event of default that could adversely affect our operating results.

We have substantial debt service obligations. As of December 31, 2024, we had aggregate outstanding indebtedness of approximately $1.15 billion. This indebtedness could adversely affect us in the following ways:

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

As of December 31, 2024, we had an insignificant amount of variable interest rate debt outstanding. However, as of December 31, 2024, we had approximately $1.5 billion available for borrowing on our revolving credit facility at variable interest rates. We currently do not use derivative financial instruments to manage the potential impact of interest rate risk. Accordingly, if we borrow on our revolving credit facility, our interest expense will fluctuate based on the Secured Overnight Financing Rate and other variable interest rates.

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

To support our preparedness, we have constituted a Cybersecurity Review Committee (“CRC”) and adopted a written incident response plan (“IRP”). The CRC is comprised of cross-functional personnel including Reliance’s Chief Information Officer (“CIO”),  Chief Financial Officer (“CFO”), General Counsel and Vice President, Enterprise Risk. In the event of a cybersecurity incident, our CRC refers to our IRP and existing management internal controls processes. Pursuant to these prescribed processes, designated personnel are responsible for assessing the severity of the incident and any associated threats, containing and resolving the incident as quickly as possible, managing any damage to the Company’s systems and networks, minimizing the impact on the Company’s stakeholders, analyzing and executing upon reporting obligations, escalating information about the incident to senior management and potentially representatives from the Board, as appropriate, and performing post-incident analysis and program enhancements, as needed. We perform tabletop exercises to test our incident response procedures, identify cybersecurity gaps and vulnerabilities and improvement opportunities and exercise team preparedness.

Reliance mandates regular cybersecurity training for employees and applicable contractors designed to provide employees and contractors with a baseline understanding of cybersecurity fundamentals to prevent security breaches and safely identify potential threats. The training covers various cyberattack methodologies, including insider attacks, phishing and other forms of social engineering, and other email attacks, malware attacks, data protection, data handling, password protections, cloud and internet security and cybersecurity fundamentals for mobile devices. We take a risk-based approach with respect to our use and oversight of third-party service providers, using a number of means to assess cyber risks related to our third-party service providers, including vendor questionnaires, conducting due diligence in connection with onboarding new vendors, and negotiating for cybersecurity-related terms in vendor agreements as appropriate. We also seek to collect and assess cybersecurity audit reports and other supporting documentation when available.

Cybersecurity Risks

Like other complex corporations, Reliance is the target of cyber-attacks from time to time, which have to date been immaterial individually and in the aggregate to our business strategy, results of operations or financial condition. There can be no assurance that any future cybersecurity incidents will not be material to our business. For additional information about risks related to cybersecurity, please see the risk factor set forth under the caption Item 1A. “Risk Factors" the Risk Factor captioned “We rely on information management systems and any damage, interruption or compromise of our information technology management systems, networks or data could disrupt and harm our business.”

Governance

Roles and Responsibilities

Cybersecurity is an important element of our risk management processes and an area of particular focus for Reliance’s Board of Directors and management. The Company’s CIO serves as single point of communication and coordination for protecting the Company and its digital information. The CIO performs an initial assessment of each reported cyber incident and escalates all non-trivial cybersecurity incidents and risks to the CRC. The CRC is primarily responsible for assessing and managing material risks from cybersecurity threats and is comprised of a cross-functional team including the CIO, as well as senior representatives from the Company’s risk management, finance and legal functions. The CIO has 15 years of experience in managing of cybersecurity.

The Board, acting through its committee structure, is responsible for overseeing management’s implementation and execution of the enterprise risk management processes and for coordinating the outcome of reviews by Committees in their respective risk areas. Although each Committee is responsible for overseeing the management of certain risks, the Board is regularly informed by the Committees about these risks. This helps enable the Board and the Committees to coordinate risk oversight and the relationships among the various risks faced by the Company, including cybersecurity risk. Directors with experience overseeing and managing risk management processes play a critical role in the Board’s oversight of our enterprise risk management processes.

The Board has designated the Audit Committee to be responsible for oversight of cybersecurity risk. The Audit Committee receives regular reports from the CRC and the CIO that may discuss topics such as prior assessments, cybersecurity trends, prior cybersecurity events, and planned enhancements. In addition, the Audit Committee also receives regular periodic reports regarding information technology general controls in connection with its oversight of internal control over financial reporting. The Chair of the Audit Committee regularly briefs the Board on these matters.

Item 2.  Properties

As of December 31, 2024, we operated a network of 320 locations in 41 U.S. states and 10 foreign countries. In the opinion of management, all of our facilities are in good condition and are adequate for our existing operations. These facilities currently operate at about 50-60% of capacity based upon a 24-hour seven-day week, with each location averaging approximately two shifts operating at full capacity for a five-day work week. We have the ability to increase our operating capacity significantly without further investment in facilities or equipment if demand levels increase.

We leased 81 of our metals service center facilities as of December 31, 2024. In addition, we have ground leases and other leased spaces, such as depots, sales offices and storage, totaling 6.0 million square feet. Total square footage on all company-owned properties is approximately 32.6 million and represents approximately 84% of the aggregate square footage of our operating facilities. Our leases of facilities and other spaces expire at various times through 2045, and our ground leases expire at various times through 2068.

Item 3.  Legal Proceedings

The information contained under the captions “Legal Matters” and “Environmental Contingencies” in Note 17—“Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is owned by 161 stockholders of record as of February 21, 2025. Our common stock has traded on the New York Stock Exchange (“NYSE”) for 30 years under the symbol “RS” since our initial public offering in 1994. Our stockholders of record exclude those stockholders whose shares are held for them in street name through banks, brokers or other nominee accounts.

We have paid quarterly cash dividends on our common stock for 65 consecutive years and have never reduced or suspended our regular quarterly dividend. In February 2025, our Board of Directors increased the regular quarterly dividend amount by 9.1% to $1.20 per share from $1.10 per share. We have increased our regular quarterly dividend rate 32 times since our IPO in 1994. Further increases in the quarterly dividend rate will be evaluated by the Board based on conditions then existing, including our earnings, cash flows, financial condition and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and expansion of our businesses. We cannot assure you that any dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency as paid in the past. Our payment of dividends in the future will depend on business conditions, our financial condition, earnings, liquidity and capital requirements and other factors.

On October 22, 2024, our Board of Directors amended our share repurchase program to increase the remaining $488.5 million repurchase authorization under the program to $1.5 billion. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. We repurchase shares of our common stock from time to time pursuant to a combination of one or more open market repurchases and transactions structured through investment banking institutions in reliance upon Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act.

During 2024, we repurchased approximately 3.9 million shares of our common stock under our repurchase program at an average cost of $282.98 per share, for a total of $1.09 billion.

Our share repurchase activity for the fourth quarter of 2024 was as follows:

			Total Number of	Maximum Dollar
	Total Number	Average Price	Shares Purchased	Value That May
	of Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan
				(in millions)
October 1 - October 31, 2024	7,720	$288.40	7,720	$1,497.8
November 1 - November 30, 2024	15,190	$288.01	15,190	$1,493.4
December 1 - December 31, 2024	502,354	$270.34	502,354	$1,357.6
Total	525,264	$271.11	525,264

The table above excludes taxes paid for shares withheld to settle employees’ tax withholding obligations related to net share settlements upon the vesting of restricted stock units.

In 2025, we repurchased an additional 743,262 shares at an average cost of $273.37, for a total of $203.2 million, resulting in $1.15 billion remaining available for repurchase as of February 25, 2025.

Information relating to compensation plans under which our equity securities are authorized for issuance will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed within 120 days after the close of the Company’s fiscal year and is incorporated herein by reference.

Stock Performance Graph

This graph is not deemed to be “filed” with the United States Securities and Exchange Commission (“SEC”) or subject to the liabilities of Section 18 of the Exchange Act and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

The following graph compares the performance of our common stock with that of the S&P 500, the Russell 2000 and an industry peer group consisting of publicly traded metals service center companies (the “industry peer group”) for the five-year period from December 31, 2019 through December 31, 2024. The graph assumes, in each case, that an initial investment of $100 is made at the beginning of the five-year period. The cumulative total return reflects market prices at the end of each year and the reinvestment of dividends. Since there isn’t a nationally-recognized industry index consisting of metals service center companies available to be used as a peer group index, Reliance constructed the industry peer group. As of December 31, 2024, the industry peer group consisted of Olympic Steel Inc., which has securities listed for trading on NASDAQ; Ryerson Holding Corporation, Worthington Enterprises, Inc., each of which has securities listed for trading on the NYSE; and Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange. The returns of each member of the industry peer group are weighted according to that member’s stock market capitalization.

In December 2023, Worthington Industries, Inc., which was last included in the industry peer group at December 31, 2022, split into Worthington Enterprises, Inc. and Worthington Steel, Inc. The newly traded Worthington Steel, Inc. common stock received by the holders of Worthington Enterprises, Inc. common stock at the distribution date is not included in the cumulative total return of the industry peer group.

The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return Among Reliance, Inc.,
the S&P 500 Index, the Russell 2000 Index and an Industry Peer Group

Copyright© 2025 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2025 Russell Investment Group. All rights reserved.

	2019	2020	2021	2022	2023	2024
Reliance, Inc.	$100.00	$102.50	$141.27	$179.45	$251.77	$245.89
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
Industry Peer Group	100.00	116.55	164.47	164.22	271.16	205.77

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

Overview

In 2024, demand was relatively healthy in the majority of our end markets, supported by same-store growth in tons sold compared to 2023. Despite growing our tons sold, our operating results declined mainly due to lower metals prices and our net sales of $13.84 billion declined 6.6% compared to $14.81 billion in 2023.

Our same-store and total tons sold increases of 1.0% and 4.0%, respectively, in 2024 compared to 2023 benefited from one additional shipping day and outperformed the 2.0% decline in industry shipments reported by the Metals Service Center Institute (“MSCI”). We believe our outperformance of industry peers is supported by our organic growth activities along with our customer service.

Gross profit margin was 29.7% in 2024 compared to 30.7% in 2023. Our gross profit margin remained strong but was impacted by declines in metals pricing. However, we believe the impact from the decline in metals pricing was mitigated by effective inventory management, our focus on small orders with quick turnaround and value-added processing services.

Earnings per diluted share of $15.56 in 2024 declined 31.3% compared to $22.64 in 2023. Despite increases in our same-store tons sold and total tons sold, our earnings per share declined mainly due to lower metals prices.

Although cash flow from operations of $1.43 billion in 2024 was the third highest in our history, it decreased $241.5 million, or 14.4%, from $1.67 billion in 2023, the second highest in our history, mainly due to lower net income partially offset by lower working capital investment.

Returns to stockholders in 2024 totaled $1.34 billion, comprised of a record $1.09 billion of share repurchases which reduced our outstanding common shares by six percent year-over-year, and $249.7 million of cash dividends, which reflected a 10.0% increase in our regular quarterly dividend rate.

Organic growth activities were substantially comprised of capital expenditures of $430.6 million in 2024 compared to $468.8 million in 2023. We also invested $364.6 million in four acquisitions in 2024.

Effect of Demand and Pricing Changes on our Operating Results

Customer demand has a significant impact on our results of operations. When volume increases, our revenue dollars generally increase, which contributes to increased gross profit dollars. Conversely, when volume declines, we typically produce fewer revenue dollars, which can reduce our gross profit dollars. Variable costs such as certain warehouse, delivery and selling, general and administrative expenses also increase with volume. While we can and do reduce certain variable expenses when volumes decline, we cannot easily reduce our fixed costs.

Pricing for our products generally has a much more significant impact on our results of operations than customer demand. Our revenues generally increase as a result of pricing increases as overall customer demand is not usually impacted by typical mill pricing increases, although customer buying patterns may change. Our selling prices generally increase when the cost of the metals we purchase increase as we are typically able to pass higher metals costs on to our customers. If prices increase and we maintain the same gross profit percentage, we generate higher levels of gross profit and pretax income dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pretax income dollars. For more information, see Item 1A. “Risk Factors”.

In addition, when volume or pricing increases, our working capital requirements typically increase which decreases operating cash flow. Conversely, when customer demand or pricing falls, our investment in working capital typically decreases which improves operating cash flow.

Acquisitions

2024 Acquisitions

To further our growth strategy, we completed four acquisitions in 2024. The consideration of each acquisition in 2024 was funded with cash on hand. Our acquisition strategy enhances our product breadth and value-added processing capabilities, with a continued focus on the diversification of our products, end markets and geographies. Our 2024 acquisitions broaden our geographic base and processing capabilities in new and existing markets.

●	On February 1, 2024, we acquired Cooksey Iron & Metal Company (“Cooksey Steel”), a metals service center that processes and distributes finished steel products, including tubing, beams, plates and bars. Headquartered in Tifton, Georgia, Cooksey Steel operates three locations, servicing a diverse range of customers.

●	On April 1, 2024, we acquired American Alloy Steel, Inc. (“American Alloy”), a distributor of specialty carbon and alloy steel plate and round bar, including pressure vessel quality (PVQ) material. Headquartered in Houston, Texas, American Alloy operates five domestic metals service centers and a plate fabrication business.

●	On April 1, 2024, we acquired Mid-West Materials, Inc. (“MidWest Materials”), a flat-rolled steel service center that primarily services North American original equipment manufacturers. Located in Perry, Ohio, MidWest Materials provides steel products including hot-rolled, high strength hot-rolled, coated, and cold-rolled products that are sold into the trailer manufacturing, agriculture, metal fabrication, and building products markets.

●	On August 16, 2024, we acquired certain assets of the FerrouSouth division of Ferragon Corporation (“FerrouSouth”). Headquartered in Iuka, Mississippi, FerrouSouth is a toll processing operation providing flat-roll steel processing, logistical and warehousing services.

Our 2024 acquisitions contributed $286.2 million to our 2024 net sales.

2023 Acquisition

On May 1, 2023, with cash on hand, we acquired Southern Steel Supply, LLC (“Southern Steel”). Headquartered in Memphis, Tennessee, Southern Steel distributes and processes merchant and structural steel, pipe and tube, steel plate, ornamental products and laser cut and fabricated parts. Southern Steel contributed $36.1 million to our 2024 net sales.

Internal Growth Activities

In 2024, we continued to maintain our focus on internal growth by building new facilities, expanding existing facilities, relocating leased facilities to facilities we own, expanding our processing capabilities and capacity, upgrading processing equipment to increase efficiency, improving the safety and energy efficiency of our operations and enhancing the working environments of our employees. Our capital expenditure budgets have been at historically high levels in recent years and, we believe, significantly contribute to our industry leading financial results. During 2024 and 2023, we spent $430.6 million and $468.8 million on capital expenditures.

We believe the increase in our level of orders that include value-added processing over time has provided stability to our gross profit margin during periods of declining metals prices and contributed to a higher sustainable gross profit margin level. We have made significant investments in capital expenditures in recent years that have expanded our value-added processing capabilities and increased the level of our sales orders that include value-added processing to at least 50%, which we believe has been supportive to increases in our sustainable gross profit margin, which is currently estimated at 29%-31%. Our current processing and estimated sustainable gross profit margin level is significantly higher than what we believe to be our historical levels from approximately a decade ago in which our orders that included value-added processing ranged from 40%-45% and our gross profit margins were approximately 25%-27%.

We believe that our ability to make significant investments in processing equipment and facilities is a competitive advantage, as we can expand our services and provide higher quality product to our customers. We believe many metals service center company competitors do not have the ability to expand their processing services in response to their customers’ needs as quickly and at the same scale as Reliance.

Results of Operations

The following sets forth certain income statement data for each of the last three fiscal years (dollars are shown in millions, except per share amounts, and certain percentages may not calculate due to rounding):

	Year Ended December 31,
	2024		2023		2022
		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$13,835.0	100.0%	$14,805.9	100.0%	$17,025.0	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)(1)	9,728.4	70.3	10,258.6	69.3	11,773.7	69.2
Gross profit(2)	4,106.6	29.7	4,547.3	30.7	5,251.3	30.8
Warehouse, delivery, selling, general and administrative expense (“SG&A”)(3)	2,666.2	19.3	2,562.4	17.3	2,504.2	14.7
Depreciation expense	226.1	1.6	201.6	1.4	192.1	1.1
Amortization expense	42.6	0.3	43.8	0.3	48.1	0.3
Impairment	11.7	0.1	—	—	—	—
Operating income	$1,160.0	8.4%	$1,739.5	11.7%	$2,506.9	14.7%
Net income attributable to Reliance	$875.2	6.3%	$1,335.9	9.0%	$1,840.1	10.8%
Diluted earnings per share attributable to Reliance stockholders	$15.56		$22.64		$29.92
(1)	Cost of sales included $3.6 million of credits for the amortization of inventory step-down to fair value adjustments in 2024 and charges of $8.1 million for the amortization of inventory step-up to fair value adjustments in 2022, relating to acquisitions. Cost of sales in 2024 and 2023 included $10.2 million and $0.2 million, respectively, of restructuring charges relating to operational changes at certain operations.

(2)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

(3)	SG&A expense in 2024 included $4.1 million of non-recurring net settlement charges, mainly related to our withdrawal from certain multiemployer pension plans, and 2023 included $3.8 million of nonrecurring gains related to the sale of non-core property, plant and equipment.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net Sales

	Year Ended December 31,		Dollar	Percentage
	2024	2023	Change	Change

	(dollars in millions)
Net sales	$13,835.0	$14,805.9	$(970.9)	(6.6)%
Net sales, same-store	$13,512.7	$14,775.3	$(1,262.6)	(8.5)%

	Year Ended December 31,		Tons	Percentage
	2024	2023	Change	Change

	(tons in thousands)
Tons sold	6,013.2	5,779.2	234.0	4.0%
Tons sold, same-store	5,816.5	5,760.0	56.5	1.0%

	Year Ended December 31,		Price	Percentage
	2024	2023	Change	Change
Average selling price per ton sold	$2,303	$2,570	$(267)	(10.4)%
Average selling price per ton sold, same-store	$2,325	$2,573	$(248)	(9.6)%

Our tons sold and average selling price per ton sold exclude our toll processed tons. Our average selling price per ton sold includes intercompany transactions that are eliminated from our consolidated net sales. Same-store amounts exclude the contributions from our 2024 and 2023 acquisitions.

Our same-store net sales declined from 2023 mainly due to declines in carbon steel pricing that lowered our average selling price per ton sold despite an increase in tons sold. Demand remained relatively healthy in the majority of the end markets we serve, supported by same-store growth in tons sold.

Since we primarily purchase and sell our inventories in the spot market, our average selling prices generally fluctuate with changes in replacement costs of the various metals we purchase. The mix of products sold can also have an impact on our overall average selling price per ton sold. As carbon steel sales represented 53% of our gross sales in 2024, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold.

The mix of our total sales by major commodity products and year-over-year changes in selling prices are presented below:

	Year Ended
	December 31, 2024
	Sales by	Average Selling
	Product	Price Per
	(% of	Ton Sold
	Total Sales)	(% Change)
Carbon steel	53%	(10.6)%
Aluminum	16%	(5.2)%
Stainless steel	14%	(13.3)%
Alloy	5%	(3.9)%

Our 2024 acquisitions did not significantly impact the selling prices of our major commodity products.

Cost of Sales and Gross Profit

	Year Ended December 31,
	2024		2023
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Cost of sales	$9,728.4	70.3%	$10,258.6	69.3%	$(530.2)	(5.2)%
Gross profit	$4,106.6	29.7%	$4,547.3	30.7%	$(440.7)	(9.7)%
LIFO income, included in cost of sales	$(144.4)	(1.0)%	$(164.5)	(1.1)%	$20.1

The decrease in cost of sales was attributable to lower average costs per ton sold, mainly due to declines in replacement costs for carbon steel products, partially offset by an increase in tons sold.

Gross profit decreased despite contributions from four acquisitions and an increase in same-store tons sold mainly due to lower net sales as a result of a decrease in average selling price per ton sold.

Our gross profit margin remained strong, but was pressured by lower metals pricing which we believe was mitigated by effective inventory management, our focus on small orders with quick turnaround and value-added processing services.

In addition, we record in cost of sales non-cash adjustments to our LIFO method inventory valuation reserve that, in effect, reflects cost of sales at current replacement costs. The inventory caption of our consolidated balance sheet includes a LIFO method inventory valuation reserve of $434.9 million at December 31, 2024.

See “Net Sales” above for trends in both demand and costs of our products, and product pricing.

Expenses

	Year Ended December 31,
	2024		2023
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
SG&A expense	$2,666.2	19.3%	$2,562.4	17.3%	$103.8	4.1%
SG&A expense, same-store	$2,593.8	19.2%	$2,557.0	17.3%	$36.8	1.4%
Depreciation and amortization expense	$268.7	1.9%	$245.4	1.7%	$23.3	9.5%
Depreciation and amortization expense, same-store	$260.0	1.9%	$244.7	1.7%	$15.3	6.3%
Impairment	$11.7	0.1%	$—	—%	$11.7

Our SG&A expense is made up largely of compensation costs (approximately 60-65% historically), which fluctuate based on changes in our headcount levels in response to demand and general inflation, and incentive-based compensation.

Same-store SG&A expense increased mainly due to higher costs associated with wage inflation and increased headcount related to our organic growth activities offset by lower incentive-based compensation resulting from lower profitability. Our SG&A expense as a percentage of sales increased mainly due to lower sales levels.

In addition, same-store SG&A expense in 2024 included non-recurring net settlement charges of $4.1 million, mainly related to our withdrawal from certain multiemployer pension plans, and 2023 included $3.8 million of nonrecurring gains related to the sale of non-core property, plant and equipment.

The increase in same-store depreciation and amortization expense is mainly due to significant increases in capital expenditures in 2023.

Included in Expenses are $11.7 million of impairment losses in 2024, which included $11.2 million related to the discontinued use of a trade name intangible asset in connection with an operational restructuring.

Operating Income

	Year Ended December 31,
	2024		2023
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Operating income	$1,160.0	8.4%	$1,739.5	11.7%	$(579.5)	(33.3)%

Operating income declined mainly as a result of lower metals pricing that decreased gross profit along with a moderate increase in same-store SG&A expense, partially offset by operating income contributions from acquisitions. Our operating income margin was lower mainly due to decreased operating leverage of our SG&A expense due to lower net sales and a lower gross profit margin.

See “Net Sales” above for discussion of trends in demand and product costs and “Expenses” for trends in our operating expenses.

Other (Income) Expense, Net

	Year Ended December 31,
	2024		2023
		% of		% of	Dollar
	$	Net Sales	$	Net Sales	Change

	(dollars in millions)
Other income, net	$(20.2)	(0.1)%	$(41.3)	(0.3)%	$21.1

The change in other income, net was mainly due to a decrease in interest income as a result of lower cash and cash equivalent balances and interest earned thereon. See Note 16—“Other (Income) Expense, Net” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for further information on other (income) expense, net.

Income Tax Rate

Our effective income tax rate was 23.0% in 2024 and 2023. The difference between our effective income tax rate and the U.S. federal statutory rate of 21.0% was mainly due to state income taxes partially offset by the net effects of company-owned life insurance policies. See Note 12—“Income Taxes” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for further information on the differences between our effective income tax rates and the U.S. federal statutory rate.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

See discussion in the “Results of Operations” and “Liquidity and Capital Resources” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Financial Condition

Operating Activities

Net cash provided by operations of $1.43 billion in 2024 decreased $241.5 million from $1.67 billion in 2023. The decrease was mainly due to a $462.1 million decline in net income partially offset by lower working capital investment. To manage our working capital, we focus on our days sales outstanding and inventory turnover rate as receivables and inventory are the two most significant elements of our working capital. Our average days sales outstanding rates were 41.5 days and 40.5 days in 2024 and 2023, respectively. Our inventory turnover rate (based on tons) during 2024 was 4.6 times (or 2.6 months on hand) compared to 4.7 times (or 2.6 months on hand) in 2023.

Income taxes paid of $244.9 million in 2024 decreased from $386.3 million in 2023, mainly due to our lower pretax income.

Investing Activities

Net cash used in investing activities of $803.7 million in 2024 increased $319.8 million compared to $483.9 million in 2023. The significant increase was mainly due to $364.6 million spent on acquisitions in 2024 compared to $24.0 million in 2023, partially offset by a $38.2 million decrease in capital expenditures. The majority of our capital expenditures in 2024 and 2023 were related to growth initiatives.

Financing Activities

Net cash used in financing activities of $1.38 billion in 2024 increased $94.1 million from $1.28 billion in 2023. The increase was mainly the result of increased share repurchases partially offset by decreased net debt repayments. Net debt repayments were $0.3 million in 2024 compared to $508.3 million in 2023, which included the redemption of $500.0 million of senior notes. In 2024, we repurchased a record $1.09 billion of our common stock compared to $479.5 million in 2023. Our returns to stockholders also included a 10% increase in our quarterly dividend rate in February 2024 with total dividend payments of $249.7 million in 2024 compared to $238.1 million in 2023.

We have paid regular quarterly dividends to our stockholders for 65 consecutive years and increased the quarterly dividend on our common stock 32 times since our 1994 IPO, with the most recent increase of 9.1% from $1.10 per share to $1.20 per share effective in the first quarter of 2025. We have never reduced or suspended our regular quarterly dividend.

Share Repurchase Plan

See Note 15—“Equity” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for information on our share repurchases.

On October 22, 2024, our Board of Directors amended our share repurchase program to replenish the repurchase authorization to $1.5 billion. As of February 25, 2025, we had remaining authorization under the plan to repurchase $1.15 billion of our common stock. The share repurchase program does not obligate us to repurchase any specific number of shares in any prescribed period, does not have a specific expiration date and may be suspended or discontinued at any time.

Purchase Obligations

We had $275.6 million of operating lease obligations as of December 31, 2024, for processing and distribution facilities, equipment, automobiles, trucks and trailers, ground leases and other leased spaces, such as depots, sales offices, storage and data centers. Our expected payments over the next 12 months under these operating leases are $72.5 million. See Note 11—“Leases” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for information regarding the maturities of our operating lease obligations.

We have obligations pursuant to pension and postretirement benefit plans. A total of $10.7 million of net liabilities was recognized on the balance sheet at December 31, 2024 and the Company expects to make plan contributions of $0.8 million during 2025. See Note 14—“Employee Benefits” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for information regarding our expected payments under these plans.

As of December 31, 2024, we had entered into contracts related to capital expenditures in the amount of $97.7 million, of which $91.4 million is expected to be paid over the next 12 months. Our actual capital expenditure spending over the next 12 months is ultimately dependent on market conditions, lead times and availability of property, plant and equipment when the capital project is initiated.

We primarily purchase and sell in the spot market and consequently our purchase orders are based on our current needs and are typically fulfilled by our vendors within short time periods (lead times). In addition, some of our purchase orders represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of goods specifying minimum quantities and set prices that exceed our expected requirements for three months. The total amount of commitments under long-term inventory purchase agreements is estimated at approximately $276.2 million, with amounts in 2025, 2026 and thereafter being $193.4 million, $57.2 million and $25.6 million, respectively.

We have other contractual commitments under long-term service agreements, totaling $74.6 million at December 31, 2024, with amounts in 2025, 2026 and thereafter being $25.8 million, $22.1 million and $26.7 million, respectively.

Debt

On September 10, 2024, we entered into a $1.5 billion unsecured five-year Second Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our then-existing $1.5 billion unsecured revolving credit facility. There was no outstanding balance under our revolving credit facility at December 31, 2024 and 2023. We also had an aggregate of $1.15 billion principal amount of senior unsecured note obligations with various maturities through 2036 issued under indentures as of December 31, 2024.

See Note 10—“Debt” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our amended credit agreement, debt maturities and indentures governing our debt securities.

Liquidity and Capital Resources

We believe our primary sources of liquidity, including funds generated from operations, cash and cash equivalents and our $1.5 billion revolving credit facility, will be sufficient to satisfy our cash requirements and stockholder return activities over the next 12 months and beyond. As of December 31, 2024, we had $318.1 million in cash and cash equivalents and our net debt-to-total capital ratio (net debt-to-total capital is calculated as carrying amount of debt, net of cash, divided by total Reliance stockholders’ equity plus carrying amount of debt, net of cash) was 10.2%.

As of December 31, 2024, we had $401.1 million of debt obligations coming due before our $1.5 billion unsecured revolving credit facility matures on September 10, 2029, including $400.0 million of senior notes due in August 2025.

We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and approximately $1.5 billion available under our unsecured revolving credit facility, we expect to continue to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit ratings enhance our ability to effectively raise capital. We believe our sources of liquidity will continue to be adequate to maintain operations, make necessary capital expenditures, finance strategic growth through acquisitions and internal initiatives, pay dividends and repurchase our common stock.

Covenants

The Credit Agreement and indentures governing our debt securities include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, a financial maintenance covenant that requires us to comply with a maximum total net leverage ratio. As of December 31, 2024, our total net leverage ratio, calculated in accordance with the Credit Agreement, was 13% compared to the debt covenant maximum of 60%.

We were in compliance with the financial maintenance covenant under our Credit Agreement at December 31, 2024.

Goodwill and Other Intangible Assets

We have one operating segment and also one reporting unit for goodwill impairment purposes. There have been no changes in our reportable segments; we have one reportable segment – metals service centers.

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $2.16 billion at December 31, 2024, or approximately 22% of total assets and 30% of total equity. Additionally, other intangible assets, net amounted to $1.01 billion at December 31, 2024, or approximately 10% of total assets and 14% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Refer to Critical Accounting Estimates for further information regarding judgments involved in testing for recoverability of our goodwill and other intangible assets.

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

Goodwill and Other Indefinite-Lived Intangible Assets

We annually test for impairment of goodwill and intangible assets deemed to have indefinite lives and, between annual tests, whenever significant events or changes occur based on an assessment of qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value. The qualitative factors we review include a decline in our stock price and market capitalization, a decline in the market conditions of our products and viability of end markets, and developments in our business and the overall economy. We make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets, including calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. We perform the required annual goodwill and indefinite-lived intangible asset impairment test as of November 1 of each year. No impairment of goodwill was determined to exist during the periods presented in the consolidated financial statements. In 2024, we recorded an $11.2 million impairment loss on a trade name intangible asset with an indefinite life. No impairment of intangible assets with indefinite lives was recognized in 2023 and 2022. See Note 8—“Intangible Assets, Net” of Part II, Item 8 “Financial Statements and Supplementary Data” for further details of our impairment loss.

Long-Lived Assets

We periodically review the recoverability of our other long-lived assets, primarily property, plant and equipment and intangible assets subject to amortization. The evaluation is performed at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets. An impairment loss may be recognized if the estimated undiscounted cash flows are less than the carrying amount of the assets. We must make assumptions regarding estimated future cash flows and other factors to estimate the fair value of the respective assets to determine the amount of the impairment loss. If these estimates or their related assumptions change in the future, we may be required to record impairment charges. We recorded $0.5 million of impairment losses on property, plant and equipment in 2024. No impairment of long-lived assets was recognized in 2023 and 2022.

Impairment tests inherently involve judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Additionally, considerable declines in the market conditions for our products from current levels as well as in the price of our common stock could also significantly impact our impairment analyses. An impairment charge, if incurred, could be material.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, and metals pricing, demand and availability.

Commodity price risk

Metals prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption, import levels into the U.S., trade policy, global economic factors and foreign currency exchange rates. We do not currently use financial derivatives to hedge our exposure to metal price volatility. Decreases in metal prices could adversely affect our revenues, gross profit and net income. We primarily purchase and sell in the spot market and consequently are generally able to react quickly to changes in metals pricing. This strategy also limits our exposure to commodity prices to our inventories on hand. In an environment of increasing material costs, our selling prices usually increase, and we typically generate higher levels of gross profit and pretax income dollars for the same operational efforts. Conversely, if metals pricing declines, we will typically generate lower levels of gross profit and pretax income dollars. In periods where demand deteriorates rapidly and metal prices are declining significantly in a compressed period of time, a portion of our inventory on hand may be at higher costs than our selling prices, causing a significant adverse effect on our gross profit and pretax income margins. However, when prices stabilize and our inventories on hand reflect more current prices, our gross profit margins tend to return to more normalized levels.

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

Total foreign currency transaction gains and losses included in our earnings were gains of $1.9 million in 2024 and losses of $1.3 million and $6.2 million in 2023 and 2022, respectively.

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

Market risk related to our variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates. As of December 31, 2024, we had an insignificant amount of variable interest rate debt outstanding. However, as of December 31, 2024, we had approximately $1.5 billion available for borrowing on our revolving credit facility at variable interest rates. Consequently, any future borrowings on our revolving credit facility will increase market risk resulting from potential interest rate volatility.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Reliance, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II of valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Recoverability of Long-Lived Assets and Indefinite-Lived Intangible Assets

As discussed in Notes 1 and 8 to the consolidated financial statements, property, plant and equipment, net and intangible assets, net as of December 31, 2024 were $2,544.9 million and $1,007.2 million, respectively. The Company reviews the recoverability of property, plant and equipment, net and amortizable intangible assets (long-lived assets) whenever significant events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets (asset groups). The Company tests the recoverability of indefinite-lived intangible assets annually or whenever significant events or changes in circumstances occur based on an analysis of qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value.

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

Los Angeles, California

February 27, 2025

RELIANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net sales	$13,835.0	$14,805.9	$17,025.0

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	9,728.4	10,258.6	11,773.7
Warehouse, delivery, selling, general and administrative	2,666.2	2,562.4	2,504.2
Depreciation and amortization	268.7	245.4	240.2
Impairment	11.7	—	—
	12,675.0	13,066.4	14,518.1

Operating income	1,160.0	1,739.5	2,506.9

Other (income) expense:
Interest expense	40.3	40.1	62.3
Other (income) expense, net	(20.2)	(41.3)	14.2
Income before income taxes	1,139.9	1,740.7	2,430.4
Income tax provision	261.9	400.6	586.2
Net income	878.0	1,340.1	1,844.2
Less: net income attributable to noncontrolling interests	2.8	4.2	4.1
Net income attributable to Reliance	$875.2	$1,335.9	$1,840.1

Earnings per share attributable to Reliance stockholders:
Basic	$15.70	$22.90	$30.39
Diluted	$15.56	$22.64	$29.92

Shares used in computing earnings per share:
Basic	55,746	58,328	60,559
Diluted	56,246	59,015	61,495

See accompanying notes to consolidated financial statements.

RELIANCE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$878.0	$1,340.1	$1,844.2
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(44.0)	8.3	(28.8)
Pension and postretirement benefit adjustments, net of tax	5.5	1.3	11.4
Total other comprehensive (loss) income	(38.5)	9.6	(17.4)
Comprehensive income	839.5	1,349.7	1,826.8
Less: comprehensive income attributable to noncontrolling interests	2.8	4.2	4.1
Comprehensive income attributable to Reliance	$836.7	$1,345.5	$1,822.7

See accompanying notes to consolidated financial statements.

RELIANCE, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$318.1	$1,080.2
Accounts receivable, less allowance for credit losses of $23.2 at December 31, 2024 and $24.9 at December 31, 2023	1,342.0	1,472.4
Inventories	2,026.8	2,043.2
Prepaid expenses and other current assets	148.2	140.4
Income taxes receivable	60.4	35.6
Total current assets	3,895.5	4,771.8
Property, plant and equipment, net	2,544.9	2,248.4
Operating lease right-of-use assets	275.2	231.6
Goodwill	2,161.8	2,111.1
Intangible assets, net	1,007.2	981.1
Cash surrender value of life insurance policies, net	46.0	43.8
Other long-term assets	91.2	92.5
Total assets	$10,021.8	$10,480.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$361.9	$410.3
Accrued expenses	144.4	118.5
Accrued compensation and retirement benefits	195.2	213.9
Accrued insurance costs	50.4	44.4
Current maturities of long-term debt	399.7	0.3
Current maturities of operating lease liabilities	61.4	56.2
Total current liabilities	1,213.0	843.6
Long-term debt	742.8	1,141.9
Operating lease liabilities	214.2	178.9
Long-term retirement benefits	26.9	25.1
Other long-term liabilities	56.8	64.0
Deferred income taxes	537.5	494.0
Total liabilities	2,791.2	2,747.5
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value and 200,000 shares authorized
Issued and outstanding shares—53,715 at December 31, 2024 and 57,271 at December 31, 2023	0.1	0.1
Retained earnings	7,334.7	7,798.9
Accumulated other comprehensive loss	(115.2)	(76.7)
Total Reliance stockholders’ equity	7,219.6	7,722.3
Noncontrolling interests	11.0	10.5
Total equity	7,230.6	7,732.8
Total liabilities and equity	$10,021.8	$10,480.3

See accompanying notes to consolidated financial statements.

RELIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$878.0	$1,340.1	$1,844.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	268.7	245.4	240.2
Impairment	11.7	—	—
Provision for credit losses	2.2	3.5	3.4
Deferred income tax provision (benefit)	36.4	16.2	(6.7)
Stock-based compensation expense	56.8	65.0	65.3
Net loss (gain) on life insurance policies and deferred compensation plan assets	5.8	(0.5)	22.4
Other	4.3	(0.3)	4.8
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	167.4	95.6	105.7
Inventories	116.8	(41.5)	58.9
Prepaid expenses and other assets	27.2	37.3	17.4
Accounts payable and other liabilities	(145.5)	(89.5)	(237.0)
Net cash provided by operating activities	1,429.8	1,671.3	2,118.6

Investing activities:
Acquisitions, net of cash acquired	(364.6)	(24.0)	—
Purchases of property, plant and equipment	(430.6)	(468.8)	(341.8)
Proceeds from sales of property, plant and equipment	4.7	11.1	10.9
Other	(13.2)	(2.2)	(17.6)
Net cash used in investing activities	(803.7)	(483.9)	(348.5)

Financing activities:
Net short-term debt repayments	—	(2.2)	(2.2)
Proceeds from long-term debt borrowings	663.0	—	—
Principal payments on long-term debt	(663.3)	(506.1)	(0.3)
Cash dividends and dividend equivalents	(249.7)	(238.1)	(217.1)
Share repurchases	(1,093.7)	(479.5)	(630.3)
Taxes paid related to net share settlement of restricted stock units	(42.8)	(54.1)	(39.7)
Other	10.1	(2.3)	(3.0)
Net cash used in financing activities	(1,376.4)	(1,282.3)	(892.6)
Effect of exchange rate changes on cash and cash equivalents	(11.8)	1.7	(4.6)
(Decrease) increase in cash and cash equivalents	(762.1)	(93.2)	872.9
Cash and cash equivalents at beginning of year	1,080.2	1,173.4	300.5
Cash and cash equivalents at end of year	$318.1	$1,080.2	$1,173.4

Supplemental cash flow information:
Interest paid during the year	$37.8	$41.8	$59.7
Income taxes paid during the year, net	$244.9	$386.3	$692.4

See accompanying notes to consolidated financial statements.

RELIANCE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Total equity, beginning balance	$7,732.8	$7,095.9	$6,093.7

Common stock and additional paid-in capital:
Beginning balance	0.1	0.1	0.1
Stock-based compensation	56.8	65.0	65.3
Taxes paid related to net share settlement of restricted stock units	(25.7)	(17.0)	(0.8)
Repurchase of common shares	(31.1)	(48.0)	(64.5)
Ending balance	0.1	0.1	0.1

Retained earnings:
Beginning balance	7,798.9	7,173.6	6,155.3
Net income attributable to Reliance	875.2	1,335.9	1,840.1
Cash dividends	(245.4)	(233.2)	(211.9)
Dividend equivalents paid on vested restricted stock units	(4.3)	(4.9)	(5.2)
Taxes paid related to net share settlement of restricted stock units	(17.1)	(37.1)	(38.9)
Repurchase of common shares	(1,062.6)	(431.5)	(565.8)
Excise tax on repurchase of common shares	(10.0)	(3.9)	—
Ending balance	7,334.7	7,798.9	7,173.6

Accumulated other comprehensive loss:
Beginning balance	(76.7)	(86.3)	(68.9)
Other comprehensive (loss) income	(38.5)	9.6	(17.4)
Ending balance	(115.2)	(76.7)	(86.3)

Total Reliance stockholders' equity, ending balance	7,219.6	7,722.3	7,087.4

Noncontrolling interests:
Beginning balance	10.5	8.5	7.2
Comprehensive income	2.8	4.2	4.1
Acquisition	0.3	—	—
Capital contribution	—	—	0.3
Dividends paid	(2.6)	(2.2)	(3.1)
Ending balance	11.0	10.5	8.5

Total equity, ending balance	$7,230.6	$7,732.8	$7,095.9

Cash dividends declared per common share	$4.40	$4.00	$3.50

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

We have recast certain prior period amounts in the statements of equity and Note 6—“Property, Plant and Equipment, Net”, to conform to the current presentation.

Business

As a global diversified metal solutions provider, we operate a network of 320 locations in 41 U.S. states and 10 foreign countries (Belgium, Canada, China, France, Malaysia, Mexico, Singapore, South Korea, the United Arab Emirates and the United Kingdom) at December 31, 2024 that provides value-added metals processing services and distributes a full line of more than 100,000 metal products.

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, such as allowances for credit losses, net realizable values of inventories, fair values and/or impairment of goodwill and other indefinite-lived intangible assets and long-lived assets, the amount of unrecognized tax benefits and other contingencies; the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from those estimates.

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

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities and current maturities of operating lease liabilities approximate carrying values due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to us or to other companies with comparable credit ratings, for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements, with the exception of our publicly traded senior unsecured notes with aggregate face values of $1.15 billion as of December 31, 2024 and 2023, respectively. The aggregate fair values of these senior unsecured notes based on quoted market prices were $1.09 billion and $1.07 billion at December 31, 2024 and 2023, respectively, compared to their aggregate carrying values of $1.14 billion. The estimated fair values of our senior unsecured notes are based on Level 2 inputs, including benchmark yields, reported trades and broker/dealer quotes. Fair values of our other financial instruments, which include deferred compensation plan assets held within grantor trusts, are comprised of marketable securities that are generally based on quoted market prices for identical instruments that trade in active markets.

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

We test for impairment of goodwill and intangible assets deemed to have indefinite lives annually and, between annual tests, whenever significant events or changes occur based on an assessment of qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value. We have one operating segment and one reporting unit for goodwill impairment purposes. We calculate the fair value of the reporting unit using our market capitalization or the discounted cash flow method, as necessary, and compare the fair value to the carrying value of the reporting unit to determine if impairment exists. We perform our annual impairment evaluations of goodwill and other indefinite-lived intangible assets on November 1 of each year. No impairment of goodwill was determined to exist in any of the years presented. We recorded an $11.2 million impairment loss on a trade name intangible asset with an indefinite life in 2024. No impairment losses were recognized related to other intangible assets with indefinite lives in 2023 and 2022. See Note 8—“Intangible Assets, Net” for further details of our impairment loss.

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

Intangible assets with finite useful lives are amortized over their useful lives. We periodically review the recoverability of our property, plant and equipment and intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We recognized $0.5 million of impairment losses for property, plant and equipment in 2024. We didn’t recognize any impairment losses for long-lived assets in 2023 and 2022.

Leases

We determine if an arrangement is a lease at inception. Our lease agreements generally contain only lease components. Our lease payments are generally fixed with certain leases containing variable payments related to the Consumer Price Index (“CPI”) annual adjustments.

Right-of-use assets and lease liabilities are recognized on the balance sheet at the present value of the future lease payments at the lease commencement date. Certain of our lease terms include periods under renewal options when it is reasonably certain we will exercise that option. We generally include optional renewal periods when determining our lease terms and future lease payments. The interest rate used to determine the present value of future lease payments is our incremental borrowing rate that is estimated to approximate the interest rate on a collateralized basis with similar terms and payments.

Operating lease cost is recognized on a straight-line basis over the lease term.

Revenue Recognition

We recognize revenue when control of metal products or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales and value-added taxes collected from customers are excluded from our reported sales. There are no significant judgments or estimates made to determine the amount or timing of our reported revenues. The amount of transaction price associated with unperformed performance obligations is not significant as of December 31, 2024 and 2023.

Metal Sales

We have minimal long-term contract sales with our customers as we primarily transact in the spot market under fixed price sales orders. The majority of our metal product sales orders generally have only one performance obligation: sale of processed or unprocessed metal product. Control of the metal products we sell transfers to our customers upon delivery for orders with free on board (“FOB”) destination terms or upon shipment for orders with FOB shipping point terms. Shipping and handling charges to our customers are included in net sales. We account for all shipping and handling of our products as fulfillment activities and not as a promised good or service. Costs incurred in connection with the shipping and handling of our products are typically included in operating expenses whether we use a third-party carrier or our own trucks. In 2024, 2023 and 2022, shipping and handling costs included in Warehouse, delivery, selling, general and administrative (“SG&A”) expenses were $550.5 million, $525.9 million and $509.7 million, respectively. Shipment and delivery of our orders generally occur on the same day due to the close proximity of our customers and our metals service center locations.

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

Stock-Based Compensation

All of our stock-based compensation plans are considered equity plans. The fair value of stock awards and restricted stock units is determined based on the fair value of our common stock on the grant date. The fair value of stock awards and restricted stock units is expensed on a straight-line basis over their respective vesting periods, net of forfeitures when they occur. Stock-based compensation expense was $56.8 million, $65.0 million and $65.3 million in 2024, 2023 and 2022, respectively, and is included in the Warehouse, delivery, selling, general and administrative caption of our consolidated statements of income.

Environmental Remediation Costs

We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from insurance policies and other parties are recorded as assets when their receipt is deemed probable. We are not aware of any environmental remediation obligations that would materially affect our operations, financial position or cash flows. See Note 17—“Commitments and Contingencies” for further discussion of our environmental remediation matters.

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

Foreign Currencies

The currency effects of translating into U.S. dollars the financial statements of our foreign subsidiaries, which typically use the local currency of the countries in which they are located, are included in the Accumulated other comprehensive loss caption in the consolidated balance sheets. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of income in the Other (income) expense, net caption and amounted to gains of $1.9 million in 2024, and losses of $1.3 million and $6.2 million in 2023 and 2022, respectively.

Governmental Assistance

In 2024, economic development bonds (“EDB”) issued by the Development Authority of Haralson County, Georgia were used to receive certain 13-year real and personal property tax abatements in Haralson County for the construction of one of our metals service centers, included in the property, plant and equipment, net caption in the accompanying consolidated balance sheet at December 31, 2024. We are both EDB bondholders and the lessee of the property purchased with the EDB proceeds. The EDB assets and financial liabilities are equal and are reported net in the consolidated balance sheet. As of December 31, 2024, the assets and liabilities associated with the EDBs were $37.3 million.

Impact of Recently Issued Accounting Standards—Adopted

Segment Reporting—In November 2023, the Financial Accounting Standards Board (“FASB”) issued changes that require disclosure of significant expenses and other segment items included in the measure of segment profitability that the chief operating decision maker uses to assess segment performance and make decisions about resource allocation. We adopted the changes for the year ended December 31, 2024, on a retrospective basis. See Note 19—“Segment Information.”

Impact of Recently Issued Accounting Standards—Not Yet Adopted

Improvement to Income Tax Disclosures—In December 2023, the FASB issued changes to expand the disclosure requirements for income taxes. The changes require disaggregated information about our effective tax rate reconciliation and income taxes paid. These changes will be effective for our fiscal years beginning January 1, 2025, with early adoption permitted. We are currently evaluating the impact these changes will have on our income tax disclosures.

Disaggregation of Income Statement Expenses—In November 2024, the FASB issued changes to expand the disclosure requirements for specific expense categories. The changes require disaggregated quantitative disclosure, in the notes to the financial statements, of prescribed expense categories included within relevant income statement expense captions. These changes will be effective beginning with our 2027 fiscal year and subsequent interim periods, with early adoption permitted. We are currently evaluating the potential effect these changes will have on our consolidated financial statement disclosures.

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

Included in our net sales for the year ended December 31, 2024 were combined net sales of $286.2 million from our 2024 acquisitions.

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

The preliminary allocations of the purchase prices for our 2024 acquisitions to the fair values of the assets acquired and liabilities assumed were as follows:

(in millions)
Cash	$5.6
Accounts receivable	44.9
Inventories	109.9
Prepaid expenses and other current assets	1.0
Property, plant and equipment	107.5
Operating lease right-of-use assets	19.2
Goodwill	56.0
Intangible assets subject to amortization	39.5
Intangible assets not subject to amortization	41.4
Total assets acquired	425.0
Deferred income taxes	6.7
Operating lease liabilities	15.1
Other current and long-term liabilities	32.7
Total liabilities assumed	54.5
Noncontrolling interest	0.3
Net assets acquired	$370.2

The completion of the purchase price allocations for our 2024 acquisitions are pending the completion of certain purchase price adjustments based on various pre-acquisition period income tax returns.

Summary purchase price allocation information for all acquisitions

All of the acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocations of each acquisition’s purchase price as of December 31, 2024. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

As part of the purchase price allocations for the 2024 acquisitions, we allocated $41.4 million to the trade names acquired. We determined that each of the trade names acquired in connection with these acquisitions had indefinite lives since their economic lives are expected to approximate the life of each company acquired. We recorded other identifiable intangible assets related to customer relationships for the 2024 acquisitions of $39.3 million with weighted average lives of 13.1 years and non-compete agreements of $0.2 million with lives of 5.0 years. The goodwill arising from our 2024 acquisitions predominantly consists of expected strategic benefits, including enhanced financial and operational scale, as well as expansion of acquired product and processing know-how across our enterprise. Goodwill of $31.4 million from our 2024 acquisitions is expected to be deductible for income tax purposes.

Unaudited pro forma financial information for all acquisitions

The unaudited pro forma summary financial results present the consolidated results of operations as if our 2024 acquisitions had occurred as of January 1, 2023, after the effect of certain adjustments, including lease cost fair value adjustments, amortization of inventory step-down to fair value adjustments included in cost of sales, depreciation and amortization of certain identifiable property, plant and equipment and intangible assets.

Pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the 2024 acquisitions been made as of January 1, 2023, or of any potential results which may occur in the future.

Pro forma sales were $13,943.5 million for 2024 and pro forma net income and earnings per share were comparable with our 2024 consolidated results.

Year Ended December 31,
2023
(in millions, except per share amounts)
Pro forma:
Net sales	$15,312.8
Net income attributable to Reliance	$1,361.7
Earnings per share attributable to Reliance stockholders:
Basic	$23.35
Diluted	$23.07

Note 3. Joint Ventures and Noncontrolling Interests

The equity method of accounting is used where our investment in voting stock gives us the ability to exercise significant influence over the investee, generally 20% to 50%. The financial results of investees are generally consolidated when the ownership interest is greater than 50%.

Operations that are majority owned by us are as follows: American Alloys North Inc. in which our recently acquired,  wholly-owned subsidiary, American Alloys, has a 60% ownership interest; Indiana Pickling and Processing Company in which our wholly-owned subsidiary, Feralloy Corporation, has a 56% ownership interest; and Valex Corp.’s operations in South Korea, in which our wholly-owned subsidiary, Valex Corp., has a 96% ownership interest. The results of these majority-owned operations are consolidated in our financial results. The portion of the earnings related to the noncontrolling shareholder interests has been reflected in the Net income attributable to noncontrolling interests caption in the accompanying consolidated statements of income.

Note 4. Inventories

Our inventories are primarily stated on the LIFO method, which is not in excess of market. We use the LIFO method of inventory valuation because it results in a better matching of costs and revenues. The cost of inventories stated on the first-in, first-out (“FIFO”) method is not in excess of net realizable value.

Inventories consisted of the following:

	December 31,	December 31,
	2024	2023

	(in millions)
LIFO inventories—cost on FIFO method	$2,033.4	$2,087.3
Cost on FIFO method higher than LIFO value	(434.9)	(579.3)
Inventories—stated on LIFO method	1,598.5	1,508.0
Inventories—stated on FIFO method	428.3	535.2
	$2,026.8	$2,043.2

The changes in the LIFO inventory valuation reserve were as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
LIFO inventory valuation reserve income	$144.4	$164.5	$76.6

Cost decreases for the majority of our products were the primary cause of the LIFO inventory valuation reserve adjustment resulting in credits, or income for all periods presented. There were insignificant liquidations of LIFO inventory quantities for all years presented.

Note 5. Revenues

The following table presents our sales disaggregated by product and service:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Carbon steel	$7,575.6	$8,071.8	$9,487.7
Aluminum	2,294.4	2,456.4	2,658.7
Stainless steel	2,068.8	2,336.7	2,877.4
Alloy	637.7	704.9	741.0
Toll processing and logistics	623.7	610.6	554.2
Copper and brass	311.2	304.6	336.7
Miscellaneous and eliminations	323.6	320.9	369.3
Total	$13,835.0	$14,805.9	$17,025.0

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	December 31,	December 31,
	2024	2023

	(in millions)
Land	$297.2	$281.7
Buildings	1,689.2	1,510.9
Machinery and equipment	2,643.2	2,435.5
Construction in progress	297.0	264.9
Property, plant and equipment, gross	4,926.6	4,493.0
Less: accumulated depreciation	(2,381.7)	(2,244.6)
Property, plant and equipment, net	$2,544.9	$2,248.4

As of December 31, 2024, 2023 and 2022, noncash investing activity included $7.3 million, $15.2 million and $6.3 million of capital expenditures, respectively, included in accounts payable and accrued expenses.

Note 7. Goodwill

The changes in the carrying amount of goodwill are as follows:

(in millions)
Balance at January 1, 2023	$2,105.9
Acquisition	2.5
Effect of foreign currency translation	2.7
Balance at December 31, 2023	2,111.1
Acquisitions	58.1
Effect of foreign currency translation	(7.4)
Balance at December 31, 2024	$2,161.8

We had no accumulated impairment losses related to goodwill at December 31, 2024 and 2023.

Note 8. Intangible Assets, Net

Intangible assets, net, consisted of the following:

		December 31, 2024		December 31, 2023
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization

		(in millions)
Intangible assets subject to amortization:
Customer lists/relationships	13.9	$753.4	$(559.6)	$716.0	$(520.5)
Backlog of orders	7.9	21.0	(8.2)	22.9	(6.0)
Other	9.3	10.2	(9.6)	10.0	(9.5)
		784.6	(577.4)	748.9	(536.0)
Intangible assets not subject to amortization:
Trade names		800.0	—	768.2	—
		$1,584.6	$(577.4)	$1,517.1	$(536.0)

Changes in the carrying amount of intangible assets, net are as follows:

(in millions)
Balance at January 1, 2023	$1,019.6
Acquisition	3.9
Amortization expense	(43.8)
Effect of foreign currency translation	1.4
Balance at December 31, 2023	981.1
Acquisitions	80.9
Amortization expense	(42.6)
Impairment	(11.2)
Other	2.2
Effect of foreign currency translation	(3.2)
Balance at December 31, 2024	$1,007.2

See Note 2—“Acquisitions” for further discussion of intangible assets recorded in the preliminary purchase price allocations of our 2024 acquisitions.

We recognized an impairment loss of $11.2 million in 2024 related to the write-off of the carrying amount of a trade name intangible asset pursuant to its discontinued use resulting from an operational restructuring.

The following is a summary of estimated future amortization expense:

(in millions)
2025	$39.0
2026	29.5
2027	28.9
2028	27.4
2029	25.3
Thereafter	57.1
$207.2

Note 9. Cash Surrender Value of Life Insurance Policies, Net

The cash surrender value of all life insurance policies held by us, net of loans and related accrued interest, was $46.0 million and $43.8 million as of December 31, 2024 and 2023, respectively.

Our wholly owned subsidiary, Earle M. Jorgensen Company (“EMJ”), is the owner and beneficiary of life insurance policies on all former nonunion employees of a predecessor company, including certain current employees of EMJ. These policies, by providing payments to EMJ upon the death of covered individuals, were designed to provide cash to EMJ in order to repurchase shares held by employees in EMJ’s former employee stock ownership plan and shares held individually by employees upon the termination of their employment. Reliance is also the beneficiary of key person life insurance policies held by a grantor trust for the benefit of participants of the Reliance, Inc. Supplemental Executive Retirement Plan.

Cash surrender value increases by a portion of premiums paid and from interest and investment earnings and decreases by cost of insurance charges, investment losses and interest on policy loans, as applicable.

Annually, we borrow against the cash surrender value of policies to pay a portion of the premiums and accrued interest owed on loans against those policies. We borrowed $80.8 million, $75.6 million and $73.1 million, respectively, against the cash surrender value of certain policies, which was used to partially pay premiums and accrued interest owed of $103.0 million, $96.5 million and $93.0 million in 2024, 2023 and 2022, respectively. The interest rate on outstanding borrowings under the EMJ life insurance policies is fixed at 11.76% and the portion of the policy cash surrender value that the borrowings relate to earns interest and dividend income at 11.26%. The unborrowed portion of the policy cash surrender value earns income at a rate commensurate with certain risk-free U.S. Treasury bond yields but not less than 4.0%. All other life insurance policies earn investment income or incur losses based on the performance of the underlying investments held by the policies.

We received proceeds from the redemption of life insurance policies of $8.6 million, $12.5 million and $7.3 million in 2024, 2023 and 2022, respectively.

As of December 31, 2024 and 2023, loans and accrued interest outstanding on EMJ’s life insurance policies were $962.9 million and $897.9 million, respectively.

Payments for premiums and interest owed on policy loans, net of proceeds from policy borrowings and redemptions are included as other investing activities in the accompanying consolidated statements of cash flows.

Income earned on our life insurance policies and redemptions, interest expense on borrowings against cash surrender values and cost of insurance charges are included in the Other (income) expense, net caption in the accompanying consolidated statements of income as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Investment income from life insurance policies	$(101.4)	$(97.5)	$(85.2)
Interest expense on life insurance policy loans	103.5	98.4	91.6
Life insurance policy cost of insurance	17.6	16.9	15.7
Income from life insurance policy redemptions	(8.1)	(11.7)	(6.6)
Life insurance policy expense, net	$11.6	$6.1	$15.5

Note 10. Debt

Debt consisted of the following:

	December 31,	December 31,
	2024	2023

	(in millions)
Unsecured revolving credit facility maturing September 10, 2029	$—	$—
Senior unsecured notes, interest payable semi-annually at 1.30%, effective rate of 1.53%, maturing August 15, 2025	400.0	400.0
Senior unsecured notes, interest payable semi-annually at 2.15%, effective rate of 2.27%, maturing August 15, 2030	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 6.85%, effective rate of 6.91%, maturing November 15, 2036	250.0	250.0
Other notes	1.1	1.4
Total	1,151.1	1,151.4
Less: unamortized discount and debt issuance costs	(8.6)	(9.2)
Less: amounts due within one year	(399.7)	(0.3)
Total long-term debt	$742.8	$1,141.9

The weighted average effective interest rate on the Company’s outstanding borrowings as of December 31, 2024 and 2023 was 3.02%.

Unsecured Credit Facility

On September 10, 2024, we entered into a $1.5 billion unsecured five-year Second Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our then-existing $1.5 billion unsecured revolving credit facility. As of December 31, 2024, borrowings under the Credit Agreement were available at variable rates based on the Secured Overnight Financing Rate (“SOFR”) plus 1.00% or the bank prime rate and we currently pay a commitment fee at an annual rate of 0.10% on the unused portion of the revolving credit facility. The applicable margins over SOFR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our total net leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

As of December 31, 2024 and 2023, we had no outstanding borrowings on the revolving credit facility. We had $1.1 million and $1.4 million of letters of credit outstanding under the revolving credit facility as of December 31, 2024 and December 31, 2023, respectively.

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

Other Notes, Revolving Credit and Letter of Credit/Letters of Guarantee Facilities

A wholly owned subsidiary in China has a revolving credit facility with a credit limit of $7.5 million as of December 31, 2024 with no outstanding balance as of December 31, 2024 and 2023.

Various industrial revenue bonds had combined outstanding balances of $1.1 million and $1.4 million as of December 31, 2024 and 2023, respectively, bearing interest at variable rates and have maturities through 2027.

We have a $50.0 million standby letters of credit/letters of guarantee agreement with one of the lenders under our Credit Agreement. A total of $29.2 million and $40.9 million were outstanding under this facility as of December 31, 2024 and 2023, respectively.

Covenants

The Credit Agreement and the indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, a financial maintenance covenant that requires us to comply with a maximum total net leverage ratio. We were in compliance with the financial maintenance covenant in our Credit Agreement at December 31, 2024.

Debt Maturities

The following is a summary of aggregate maturities of long-term debt for each of the next five years and thereafter:

(in millions)
2025	$400.3
2026	0.4
2027	0.4
2028	—
2029	—
Thereafter	750.0
$1,151.1

Note 11. Leases

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

The following is a summary of our lease cost:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Operating lease cost	$75.1	$68.8	$68.2
Variable fees and other(1)	30.9	28.6	23.2
Total lease cost	$106.0	$97.4	$91.4
(1)	Includes variable lease payments and costs of short-term leases.

Supplemental cash flow and balance sheet information is presented below:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Supplemental cash flow information:
Cash payments for operating leases	$74.8	$95.2	$86.9
Right-of-use assets obtained in exchange for operating lease obligations	$87.7	$74.7	$52.4

		December 31,	December 31,
		2024	2023
Other lease information:
Weighted average remaining lease term—operating leases		6.3 years	5.8 years
Weighted average discount rate—operating leases		4.6%	4.3%

Maturities of operating lease liabilities as of December 31, 2024 are as follows:

(in millions)
2025	$72.5
2026	60.1
2027	48.7
2028	39.8
2029	32.3
Thereafter	67.9
Total operating lease payments	321.3
Less: imputed interest	(45.7)
Total operating lease liabilities	$275.6

Note 12. Income Taxes

Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2021 and state and local tax examinations before 2020. Significant components of the provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Current:
Federal	$156.2	$277.0	$418.9
State	39.9	73.8	112.9
Foreign	29.4	33.6	61.1
	225.5	384.4	592.9
Deferred:
Federal	31.7	18.0	(3.7)
State	5.9	0.3	(2.0)
Foreign	(1.2)	(2.1)	(1.0)
	36.4	16.2	(6.7)
	$261.9	$400.6	$586.2

Components of U.S. and international income before income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
U.S.	$1,021.3	$1,579.4	$2,199.2
International	118.6	161.3	231.2
Income before income taxes	$1,139.9	$1,740.7	$2,430.4

The reconciliation of income tax at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2024	2023	2022
Income tax at U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State income tax, net of federal tax effect	3.1	3.4	3.5
Foreign earnings taxed at higher (lower) rates	0.3	(0.1)	0.5
Net effect of life insurance policies	(1.6)	(1.1)	(0.6)
Other, net	0.2	(0.2)	(0.3)
Effective tax rate	23.0%	23.0%	24.1%

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023

	(in millions)
Deferred tax assets:
Allowance for credit losses	$6.5	$6.8
Inventory costs capitalized for tax purposes	13.1	13.1
Accrued expenses not currently deductible for tax	33.0	32.0
Stock-based compensation	10.4	12.7
Net operating loss carryforwards	1.5	2.5
Tax credits carryforwards	0.4	0.4
Total deferred tax assets	64.9	67.5
Deferred tax liabilities:
Property, plant and equipment, net	(224.3)	(208.4)
Goodwill and other intangible assets	(351.9)	(342.8)
LIFO inventories	(20.7)	(6.3)
Other	(5.5)	(4.0)
Total deferred tax liabilities	(602.4)	(561.5)
Net deferred tax liabilities	$(537.5)	$(494.0)

The Company believes it is more likely than not that it will generate sufficient future taxable income to realize its deferred tax assets.

Unrecognized Tax Benefits

We are under audit by various state jurisdictions for years 2020 through 2022, but do not anticipate any material adjustments from these examinations.

Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Unrecognized tax benefits at January 1	$1.2	$1.4	$1.9
Increases (decreases) in tax positions for prior years	0.2	(0.2)	0.8
Increases in tax positions for current year	—	0.6	—
Settlements	—	(0.2)	(0.8)
Lapse of statute of limitations	(0.5)	(0.4)	(0.5)
Unrecognized tax benefits at December 31	$0.9	$1.2	$1.4

As of December 31, 2024, $0.9 million of unrecognized tax benefits would impact the effective tax rate if recognized. Accrued interest and penalties, net of applicable tax effect, related to uncertain tax positions were $0.2 million and $0.1 million as of December 31, 2024 and 2023, respectively. Although the timing, settlement or closure of audits is not certain, we do not anticipate our unrecognized tax benefits will increase or decrease significantly over the next twelve months.

Note 13. Stock-Based Compensation Plans

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

At December 31, 2024, an aggregate of 1,412,203 shares were authorized for future grant under our various stock-based compensation plans. Awards that expire or are canceled without delivery of shares of our common stock and shares withheld related to net share settlements of vested restricted stock units generally become available for issuance under the plans. As RSUs and PSUs vest, we issue new shares of Reliance common stock.

Restricted Stock Units

We granted to key employees equity awards consisting of RSUs and PSUs in aggregate amounts as follows:

					RSUs Vesting
					December 1,
				Grant Date	and
			RSU and PSU	Fair Value	PSUs Vesting
	RSUs	PSUs	Aggregate Units	Per Unit	December 31,
2024	101,056	70,522	171,578	$289.19	2026
2023	109,683	84,129	193,812	$247.90	2025
2022	192,798	112,451	305,249	$187.31	2024

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

A summary of the status of our unvested RSUs and PSUs as of December 31, 2024 and changes during the year then ended is as follows:

		Weighted
		Average
		Grant Date
	RSU and PSU	Fair Value
	Aggregate Units	Per Unit
Unvested at January 1, 2024	437,239	$213.06
Granted	171,578	289.19
Vested	(233,982)	186.89
Cancelled or forfeited	(47,818)	238.85
Unvested at December 31, 2024	327,017	$267.96
Shares reserved for future grants (all plans)	1,412,203

The fair values as of the respective vesting dates of RSUs and PSUs vested during 2024, 2023 and 2022 were $90.2 million, $123.8 million and $147.2 million, respectively. PSUs granted in 2022 totaling 66,922 units that vested on December 31, 2024 were settled in February 2025 through the issuance of 133,844 shares of our common stock.

Stock Awards

In 2024, 2023 and 2022, we granted 3,542, 4,305 and 6,136 stock awards, in total, respectively, to the non-employee members of the Board of Directors that were fully vested on the grant date. The fair values of the stock awards granted in 2024, 2023 and 2022, were $296.56 per share, $243.61 per share and $182.41 per share, respectively, determined based on the closing price of our common stock on the respective grant dates.

Unrecognized Compensation Cost and Tax Benefits

As of December 31, 2024, there was $61.4 million of total unrecognized compensation cost related to unvested RSUs and PSUs that is expected to be recognized, net of actual forfeitures and cancellations, over a weighted average period of 1.6 years.

The tax benefit realized from our stock-based compensation plans in 2024, 2023 and 2022 was $15.3 million, $7.7 million and $8.0 million, respectively.

Note 14. Employee Benefits

Defined Contribution Plans

Effective in 1998, the Reliance, Inc. Master 401(k) Plan (the “Master 401(k) Plan”) was established, which combined several of the various 401(k) and profit-sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master 401(k) Plan. Eligibility occurs after 30 days of service and the Company contribution vests at 25% per year. We have other defined contribution plans that include the Precision Strip Retirement and Savings Plan and plans at certain domestic and foreign subsidiaries that have not merged their plans into the Master 401(k) Plan as of December 31, 2024 (collectively, the “Other Defined Contribution Plans”).

We also sponsor the Reliance, Inc. Employee Stock Ownership Plan, a tax-qualified noncontributory employee stock ownership plan, for certain salaried and hourly employees of the Company. The plan is closed to new enrollees and the Company is not currently making annual contributions to the plan.

Supplemental Executive Retirement Plans

Effective January 1996, we adopted the Reliance, Inc. Supplemental Executive Retirement Plan (“Reliance SERP”), which is a nonqualified pension plan that provides postretirement pension benefits to certain key officers of the Company. The Reliance SERP is administered by the Compensation Committee of the Board. Benefits are based upon the employees’ earnings. We recognized settlement losses of $2.3 million in the year ended December 31, 2022 related to the payment of benefits under the Reliance SERP.

Life insurance policies were purchased for most individuals covered by the Reliance SERP and held within a grantor trust. See Note 9—“Cash Surrender Value of Life Insurance Policies, Net” for further discussion of our life insurance policies. Separate supplemental executive retirement plans exist for certain wholly owned subsidiaries of the Company (together with the Reliance SERP, the “SERPs”), each of which provides postretirement pension benefits to certain former key employees. All SERPs have been frozen to new participants since 2009.

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

An irrevocable grantor trust is in place to which we may contribute assets for the purpose of funding the DCP. Although we may not use the assets of the grantor trust for any purpose other than meeting our obligations under the DCP, the assets of the grantor trust remain subject to the claims of our creditors. The aggregate fair value of the marketable securities held by the grantor trust as of December 31, 2024 and 2023 were $46.1 million and $51.0 million, respectively, and the amount of our obligations to the participants under the DCP on those dates were also $46.1 million and $51.0 million, respectively. The grantor trust assets and our liability under the DCP are included in the Other long-term assets and Other long-term liabilities captions of our consolidated balance sheets. The Company expects to contribute $0.8 million to the plan during 2025.

Multiemployer Plans

Certain of our union employees participate in plans collectively bargained and maintained by multiple employers and a labor union. We do not recognize on our balance sheet any amounts relating to these plans. For 2024, 2023 and 2022 our contributions to these plans were $5.5 million, $5.4 million and $5.4 million, respectively. Some of the plans we participate in are in endangered, critical or critical and declining status and have adopted rehabilitation plans. If we were to withdraw our participation from these plans, we would be required to recognize a liability on our balance sheet and the amount could be significant. During the year ended December 31, 2024, we recognized liabilities of $4.8 million for our withdrawal from certain multiemployer pension plans.

Defined Benefit Plan

Our wholly owned subsidiary, EMJ, maintains a qualified defined benefit pension plan (the “DB Plan”) for certain union employees. The plan generally provides benefits of stated amounts for each year of service or provides benefits based on the participant’s hourly wage rate and years of service. The plan permits the sponsor, at any time, to amend or terminate the plan.

We use a December 31 measurement date for our plans. The following is a summary of the status of the funding of the SERPs and the DB Plan:

	SERPs		DB Plan
	2024	2023	2024	2023

	(in millions)		(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$20.2	$18.8	$60.0	$55.0
Service cost	0.4	0.3	1.5	1.3
Interest cost	0.8	0.9	2.8	2.7
Actuarial (gain) loss(1)	(0.8)	1.0	(4.9)	1.0
Benefits paid	(0.8)	(0.8)	(2.9)	(2.5)
Plan amendment	—	—	—	2.5
Benefit obligation at end of year	$19.8	$20.2	$56.5	$60.0

Change in plan assets:
Fair value of plan assets at beginning of year	N/A	N/A	$63.8	$56.7
Actual return on plan assets	N/A	N/A	4.7	9.6
Benefits paid	N/A	N/A	(2.9)	(2.5)
Fair value of plan assets at end of year	N/A	N/A	$65.6	$63.8

Funded status:
Funded status of the plans	$(19.8)	$(20.2)	$9.1	$3.8

Items not yet recognized as component of net periodic pension expense:
Unrecognized net actuarial losses (gains)	$1.9	$2.9	$(10.6)	$(4.7)
Unamortized prior service cost	—	—	4.0	4.8
	$1.9	$2.9	$(6.6)	$0.1
(1)	Actuarial gains in 2024 for the DB Plan were primarily due to the actual return on plan assets exceeding the expected return on plan assets and increases in the discount rate used to measure the obligations.

As of December 31, 2024 and 2023, the following amounts were recognized on the balance sheet:

	SERPs		DB Plan
	2024	2023	2024	2023

	(in millions)		(in millions)
Amounts recognized in the statement of financial position:
Noncurrent assets	$—	$—	$9.1	$3.8
Current liabilities	(0.8)	(0.8)	—	—
Noncurrent liabilities	(19.0)	(19.4)	—	—
Accumulated other comprehensive loss (gain)	1.9	2.9	(6.6)	0.1
Net amount recognized	$(17.9)	$(17.3)	$2.5	$3.9

The accumulated benefit obligation for the SERPs was $19.0 million and $18.2 million as of December 31, 2024 and 2023, respectively.

Details of net periodic benefit cost related to the SERPs, and the DB Plan are presented below:

	SERPs			DB Plan
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022

	(in millions)			(in millions)
Service cost	$0.4	$0.3	$0.4	$1.5	$1.3	$2.0
Interest cost	0.8	0.9	0.7	2.8	2.7	2.0
Expected return on plan assets	—	—	—	(3.8)	(3.3)	(4.2)
Settlement loss	—	—	2.3	—	—	—
Prior service cost	—	—	—	0.8	0.5	0.5
Amortization of net loss	0.2	—	0.6	—	—	—
	$1.4	$1.2	$4.0	$1.3	$1.2	$0.3

Net periodic benefit cost related to the SERPs, and the DB Plan is presented in our consolidated statements of income, as summarized below:

	SERPs			DB Plan
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022

	(in millions)			(in millions)
Amounts recognized in the statement of income:
Warehouse, delivery, selling, general and administrative expense	$0.4	$0.3	$0.4	$1.5	$1.3	$2.0
Other expense (income), net	1.0	0.9	3.6	(0.2)	(0.1)	(1.7)
	$1.4	$1.2	$4.0	$1.3	$1.2	$0.3

Assumptions used to determine net periodic benefit cost are detailed below:

	SERPs			DB Plan
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Weighted average assumptions to determine net cost:
Discount rate	4.35%	4.58%	2.17%	4.80%	5.00%	2.70%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	6.00%	6.00%	6.00%
Rate of compensation increase	6.00%	6.00%	6.00%	N/A	N/A	N/A

Assumptions used to determine the benefit obligation are detailed below:

	SERPs		DB Plan
	December 31,		December 31,
	2024	2023	2024	2023
Weighted average assumptions to determine benefit obligations:
Discount rate	4.92%	4.35%	5.50%	4.80%
Expected long-term rate of return on plan assets	N/A	N/A	6.00%	6.00%
Rate of compensation increase	4.50%	6.00%	N/A	N/A

Summary Disclosures—SERPs and DB Plan

The following is a summary of benefit payments under the SERPs and the DB Plan, which reflect expected future employee service, as appropriate, expected to be paid in the periods indicated:

	SERPs	DB Plan

	(in millions)
2025	$0.8	$2.9
2026	0.8	3.2
2027	1.2	3.4
2028	0.6	3.6
2029	0.6	3.8
2030-2034	21.7	20.5

Company contributions of $0.8 million are expected during 2024 to the SERPs and none for the DB Plan.

Plan Assets and Investment Policy

Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goal is a return on assets that is at least equal to the assumed actuarial rate of return over the long-term within reasonable and prudent levels of risk. We establish our estimated long-term return on plan assets assumption considering various factors including the targeted asset allocation percentages, historic returns and expected future returns. The plan assets are largely comprised of commingled funds which are allocated across return-seeking assets (50%-70%) and liability-hedging assets (30%-50%). Asset allocation targets are reviewed periodically with investment advisors to determine the appropriate investment strategies for acceptable risk levels.

The fair value measurements of the investments held by our DB Plan fall within the following levels of the fair value hierarchy as of December 31, 2024 and 2023:

	Level 1	Level 2	Level 3	Total

	(in millions)
December 31, 2024
Interest bearing cash	$0.1	$—	$—	$0.1
Mutual funds(1)	1.9	—	—	1.9
Total assets in the fair value hierarchy	2.0	—	—	2.0
Commingled funds measured at NAV(2)	—	—	—	63.6
Total investments at fair value	$2.0	$—	$—	$65.6

December 31, 2023
Common stock(3)	$37.8	$—	$—	$37.8
U.S. government, state and agency	—	8.3	—	8.3
Corporate debt securities(4)	—	3.8	—	3.8
Mutual funds(1)	13.4	—	—	13.4
Interest bearing cash	0.5	—	—	0.5
Total investments at fair value	$51.7	$12.1	$—	$63.8
(1)	Mutual funds held are registered with the United States Securities and Exchange Commission. These funds are required to publish their daily net asset value (NAV) and to transact at that price. The mutual funds held are deemed to be actively traded.
(2)	Investments in commingled funds are measured at fair value using NAV as a practical expedient. The fair value of these assets is excluded from the fair value hierarchy and is presented in the tables above to permit reconciliation of the investments classified with the fair value hierarchy to the total investments at fair value.
(3)	Comprised primarily of securities of large domestic and foreign companies. Valued at the closing price reported on the active market on which the individual securities are traded on national exchanges.
(4)	Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing values on a combination of inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

Contributions to Reliance Sponsored Retirement Plans

Our expense for Reliance-sponsored retirement plans was as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Master 401(k) Plan	$32.7	$29.3	$28.1
Precision Strip Retirement and Savings Plan	11.6	10.9	9.2
DCP	0.8	2.4	2.0
Other Defined Contribution Plans	2.2	2.0	2.0
DB Plan	1.3	1.2	0.3
SERPs	1.4	1.2	4.0
	$50.0	$47.0	$45.6

Note 15. Equity

Common Stock

We have paid regular quarterly cash dividends on our common stock for 65 consecutive years. Our Board of Directors increased the quarterly dividend from $0.6875 to $0.875 per share in February 2022, to $1.00 per share in February 2023, to $1.10 per share in February 2024 and to $1.20 per share in February 2025. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of stockholders.

Shares Outstanding

Issued and outstanding common shares were as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Issued and outstanding common shares, beginning balance	57,271	58,787	61,806
Issued to settle RSUs and PSUs, net of withheld shares	309	362	506
Repurchased	(3,865)	(1,878)	(3,525)
Issued and outstanding common shares, ending balance	53,715	57,271	58,787

Share Repurchases

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

Our share repurchase activity for the past three years consisted of the following:

		Average Cost
	Shares	Per Share	Amount
	(in thousands)		(in millions)
2024	3,865	$282.98	$1,093.7
2023	1,878	$255.30	$479.5
2022	3,525	$178.81	$630.3

The table above excludes shares withheld related to net share settlements upon the vesting of RSUs and PSUs to settle employees’ tax withholding obligations of $42.8 million, $54.1 million and $39.7 million for 2024, 2023 and 2022, respectively. Additionally, our share repurchases exclude excise tax due under the Inflation Reduction Act of 2022.

In 2025, we repurchased an additional 743,262 shares at an average cost of $273.37, for a total of $203.2 million, resulting in $1.15 billion remaining available for repurchase as of February 25, 2025.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and
	Foreign Currency	Postretirement Benefit	Accumulated Other
	Translation	Plan Adjustments,	Comprehensive
	Loss	Net of Tax	Loss
		(in millions)
Balance as of January 1, 2024	$(75.7)	$(1.0)	$(76.7)
Current-year change	(44.0)	5.5	(38.5)
Balance as of December 31, 2024	$(119.7)	$4.5	$(115.2)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit plan adjustments are amortized over service periods and reflected in the amortization of net loss component of our net periodic benefit cost or recognized as a non-operating gain or loss as result of plan settlements.

Pension and postretirement benefit adjustments are net of deferred tax liability of $1.0 million as of December 31, 2024 and deferred tax asset of $0.7 million as of December 31, 2023. As our pension and postretirement benefit plan obligations are settled, the related income tax effect is released from accumulated other comprehensive loss and included in our income tax provision.

Note 16. Other (Income) Expense, Net

Significant components of Other (income) expense, net are as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Interest income	$(20.7)	$(35.2)	$(9.3)
(Income) loss on deferred compensation plan assets	(5.8)	(6.6)	6.9
Life insurance policy expense, net	11.6	6.1	15.5
Foreign currency transaction (gains) losses	(1.9)	1.3	6.2
All other, net	(3.4)	(6.9)	(5.1)
	$(20.2)	$(41.3)	$14.2

Note 17. Commitments and Contingencies

Purchase Commitments

As of December 31, 2024, we had commitments to purchase minimum quantities of certain metals products, which we entered into to secure material for corresponding long-term sales commitments with our customers. The total amount of the minimum commitments based on current pricing is estimated at approximately $276.2 million, with amounts in 2025, 2026 and thereafter being $193.4 million, $57.2 million and $25.6 million, respectively.

Collective Bargaining Agreements

As of December 31, 2024, approximately 1,920, or 12%, of our total employees were covered by 56 collective bargaining agreements at 48 of our different locations, which expire at various times over the next five years. Approximately 4% of our employees are covered by 21 different collective bargaining agreements that will expire during 2025, if not renewed.

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

Note 18. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023	2022

	(in millions, except number of shares which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$875.2	$1,335.9	$1,840.1

Denominator:
Weighted average shares outstanding	55,746	58,328	60,559
Dilutive effect of stock-based awards	500	687	936
Weighted average diluted shares outstanding	56,246	59,015	61,495

Earnings per share attributable to Reliance stockholders:
Basic	$15.70	$22.90	$30.39
Diluted	$15.56	$22.64	$29.92

The computations of diluted earnings per share using the treasury stock method for 2024, 2023 and 2022 do not include 30,183, 51,409 and 83,857 weighted average shares, respectively, in respect of outstanding RSUs and PSUs, because their inclusion would have been anti-dilutive.

Note 19. Segment Information

We have one operating and reportable segment—metals service centers. Reliance derives revenue primarily in the United States and manages its business activities on a consolidated basis.

Reliance is organized as a network of metals service centers under a decentralized operating structure. Reliance provides metal solutions from this network under its operating strategies that include organic growth and acquisitions that enhance the metals service center network’s diversification of products, geographies and customers.

The metals service centers segment primarily operates in the spot market, distributing a full line of over 100,000 metals products, about half of which include value-added processing services to meet customer specifications, from a network of 320 locations.

The following is a summary of our sales by product and service (gross sales as a % of total sales) for each of the three years ended December 31:

	2024	2023	2022
Carbon steel	53%	53%	54%
Aluminum	16	16	15
Stainless steel	14	15	17
Alloy	5	5	4
Toll processing and logistics	4	4	3
Copper and brass	2	2	2
Miscellaneous	6	5	5
Total	100%	100%	100%

The accounting policies of the metals service center segment are the same as those described in Note 1—“Summary of Significant Accounting Policies.”

The Company's chief operating decision maker (“CODM”) is the chief executive officer.

The CODM assesses performance for the metals service center segment and makes capital allocation decisions, which generally includes both growth and shareholder returns, using net income. Our organic growth activities relate to capital expenditures and our inorganic growth activities are comprised of acquisitions. Our shareholder returns include share repurchases and quarterly dividends which we have paid for 65 consecutive years.

The measure of segment assets is reported on the accompanying consolidated balance sheet as total assets.

The measure of segment profit and loss is net income reported on the accompanying consolidated income statements.

Information about our segment revenue, profit or loss, significant expenses and other quantitative profit or loss information is presented below:

	Metals Service Centers Segment
	Year Ended December 31,
	2024	2023	2022

	(in millions)
Revenues	$13,835.0	$14,805.9	$17,025.0
Less:
Cost of sales (exclusive of depreciation and amortization shown below)	9,728.4	10,258.6	11,773.7
Compensation expense	1,614.8	1,557.8	1,537.3
Other segment items(a)	1,031.2	963.3	981.1
Depreciation and amortization expense	268.7	245.4	240.2
Impairment	11.7	—	—
Interest expense	40.3	40.1	62.3
Income tax provision	261.9	400.6	586.2
Segment net income	878.0	1,340.1	1,844.2
Reconciliation
Adjustments and reconciling items	—	—	—
Consolidated net income	$878.0	$1,340.1	$1,844.2

Other Segment Disclosures:
Purchases of property, plant and equipment	$430.6	$468.8	$341.8
(a)	Other segment items included in Segment net income mainly includes warehousing and delivery related expenses, which include among others, 3rd party freight, gas and oil, utilities & rent, plant supplies, and repairs and maintenance.

The following table summarizes consolidated financial information of our U.S. and foreign operations:

	United States	Foreign Countries	Total

	(in millions)
Year Ended December 31, 2024:
Net sales	$12,933.9	$901.1	$13,835.0
Long-lived assets	5,708.9	417.4	6,126.3
Year Ended December 31, 2023:
Net sales	13,786.8	1,019.1	14,805.9
Long-lived assets	5,288.4	420.1	5,708.5
Year Ended December 31, 2022:
Net sales	15,978.6	1,046.4	17,025.0
Long-lived assets	5,051.9	391.4	5,443.3

RELIANCE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)

		Additions		Amounts
	Balance at	Charged to		Charged to	Balance at
	Beginning	Costs and		Other	End of
	of Year	Expenses	Deductions(1)	Accounts	Year
Year Ended December 31, 2024:
Allowance for credit losses	$24.9	$2.2	$4.9	$1.0	$23.2
Year Ended December 31, 2023:
Allowance for credit losses	$26.1	$3.5	$4.7	$—	$24.9
Year Ended December 31, 2022:
Allowance for credit losses	$26.7	$3.4	$4.0	$—	$26.1
(1)	Uncollectible accounts written off.

See accompanying report of independent registered public accounting firm.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (“CEO”), and chief financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of the Company’s management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to and as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our management, including the CEO and the CFO, concluded, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) that it is accumulated and communicated to our management, including the CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, which is included in Item 9A.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Reliance, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Reliance, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II of valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Los Angeles, California

February 27, 2025

Item 9B.  Other Information

During the fourth quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We have adopted an Insider Trading and Securities Compliance Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, and have implemented processes for the Company, that we believe are designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

Information about our Code of Conduct, which applies to our executive officers and senior management, our directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed within 120 days after the close of the Company’s fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

Item 11.  Executive Compensation

Information relating to our executive officer and director compensation and the compensation committee of the Board of Directors will be included in the Proxy Statement and is incorporated herein by reference (excluding the information contained under the heading “Executive Compensation Tables—Pay Versus Performance”).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be included in the Proxy Statement and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Equity

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not significant or is included in the consolidated financial statements or notes thereto or is not applicable.

(3)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
3.01	Registrant’s Restated Certificate of Incorporation.	8-K	3.1	6/1/2015
3.02	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation, dated February 14, 2024.	8-K	3.1	2/15/2024
3.03	Registrant’s Amended and Restated Bylaws.	8-K	3.2	2/15/2024
4.01	Exchange Notes under the Indenture dated November 20, 2006 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	10.01	11/20/2006
4.02	Forms of the Notes and the Exchange Notes under the Indenture.	8-K	10.02	11/20/2006
4.03	Indenture dated April 12, 2013 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/12/2013
4.04	First Supplemental Indenture dated April 12, 2013 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	4.2	4/12/2013
4.05	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act.	10-K	4.05	12/31/2019
4.06	Indenture, dated August 3, 2020, among Reliance Steel & Aluminum Co. and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	8/3/2020

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
4.07	First Supplemental Indenture, dated August 3, 2020, among Reliance Steel & Aluminum Co. and Wells Fargo Bank, National Association, as trustee (including forms of note for the 1.300% Senior Notes due 2025 and 2.150% Senior Notes due 2030).	8-K	4.2	8/3/2020
10.01†	Registrant’s Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2009).	10-K	10.15	12/31/2008
10.02†	Registrant’s Directors Equity Plan.	DEF 14A	Appendix A	4/1/2011
10.03†	Registrant’s Amended and Restated Deferred Compensation Plan effective January 1, 2013.	10-K	10.09	12/31/2012
10.04†	Registrant’s Form of Indemnification Agreement for officers and directors.	8-K	10.1	2/16/2016
10.05†	Form of Restricted Stock Unit Award Agreement – ROA Performance.	10-Q	10.3	3/31/2016
10.06†	Form of Restricted Stock Unit Award Agreement – Service.	10-Q	10.4	3/31/2016
10.07†	Registrant’s Second Amended and Restated 2015 Incentive Award Plan.	8-K	10.1	5/22/2020
10.08†	Amendment No. 1 to Registrant’s Directors Equity Plan.	8-K	10.2	5/22/2020
10.09	Second Amended and Restated Credit Agreement dated as of September 10, 2024, among Reliance, Inc., as Borrower, Bank of America N.A., as the Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, PNC Bank, National Association and Toronto-Dominion Bank, New York Branch, as Co-Documentation Agents, and the other lenders party thereto.	8-K	10.1	9/16/2024
10.10†	Registrant’s First Amendment to Deferred Compensation Plan effective December 22, 2020.	10-K	10.15	12/31/2020
10.11†	Registrant’s Second Amendment to Deferred Compensation Plan (Amended and Restated Effective January 1, 2013) dated as of February 14, 2023.	10-Q	10.1	3/31/2023
10.12†	Amendment No. 2 to the Reliance, Inc. Second Amended and Restated 2015 Incentive Award Plan.	8-K	10.1	5/16/2024
10.13†*	Registrant’s Third Amendment to Deferred Compensation Plan dated as of July 24, 2023.
19*	Registrant’s Insider Trading and Securities Compliance Policy
21*	Subsidiaries of Registrant.
23*	Consent of Independent Registered Public Accounting Firm—KPMG LLP.
24*	Power of Attorney.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†	Registrant’s Amended and Restated Compensation Recovery Policy.	10-K	91.1	12/31/2023
101*

The following financial information from Reliance, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity, and (v) related notes to these consolidated financial statements.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.
** Furnished herewith.
† Indicates management contract or compensatory plan or arrangement

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2025.

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

Signatures	Title	Date

/s/ Douglas W. Stotlar	Chair of the Board; Director	February 27, 2025
Douglas W. Stotlar

/s/ Karla R. Lewis	President and Chief Executive Officer (Principal Executive Officer); Director	February 27, 2025
Karla R. Lewis

/s/ Lisa L. Baldwin	Director	February 27, 2025
Lisa L. Baldwin

/s/ Karen W. Colonias	Director	February 27, 2025
Karen W. Colonias

/s/ Frank J. Dellaquila	Director	February 27, 2025
Frank J. Dellaquila

/s/ Mark V. Kaminski	Director	February 27, 2025
Mark V. Kaminski

/s/ James K. Kamsickas	Director	February 27, 2025
James K. Kamsickas

/s/ Robert A. McEvoy	Director	February 27, 2025
Robert A. McEvoy

/s/ David W. Seeger	Director	February 27, 2025
David W. Seeger