Form 10-Q
period 2025-03-31
RELIANCE, INC.
filed 2025-05-01
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 25, 2025, 52,588,106 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended March 31,
	2025	2024
Net sales	$3,484.7	$3,644.8

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,451.4	2,516.6
Warehouse, delivery, selling, general and administrative	690.2	671.5
Depreciation and amortization	68.7	63.6
	3,210.3	3,251.7

Operating income	274.4	393.1

Other (income) expense:
Interest expense	11.5	9.7
Other expense (income), net	0.5	(12.8)
Income before income taxes	262.4	396.2
Income tax provision	61.9	92.4
Net income	200.5	303.8
Less: net income attributable to noncontrolling interests	0.8	0.9
Net income attributable to Reliance	$199.7	$302.9

Earnings per share attributable to Reliance stockholders:
Basic	$3.76	$5.28
Diluted	$3.74	$5.23

Shares used in computing earnings per share:
Basic	53,075	57,340
Diluted	53,399	57,882

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$200.5	$303.8
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3.3	(15.7)
Postretirement benefit plan adjustments, net of tax	(0.9)	(0.9)
Total other comprehensive income (loss)	2.4	(16.6)
Comprehensive income	202.9	287.2
Less: comprehensive income attributable to noncontrolling interests	0.8	0.9
Comprehensive income attributable to Reliance	$202.1	$286.3

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	March 31,	December 31,
	2025	2024*
ASSETS
Current assets:
Cash and cash equivalents	$277.8	$318.1
Accounts receivable, less allowance for credit losses of $26.0 and $23.2	1,671.8	1,342.0
Inventories	2,114.3	2,026.8
Prepaid expenses and other current assets	135.6	148.2
Income taxes receivable	11.5	60.4
Total current assets	4,211.0	3,895.5
Property, plant and equipment, net	2,573.4	2,544.9
Operating lease right-of-use assets	286.3	275.2
Goodwill	2,165.6	2,161.8
Intangible assets, net	997.0	1,007.2
Cash surrender value of life insurance policies, net	40.5	46.0
Other long-term assets	91.2	91.2
Total assets	$10,365.0	$10,021.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$520.8	$361.9
Accrued expenses	136.7	144.4
Accrued compensation and retirement benefits	155.9	195.2
Accrued insurance costs	53.7	50.4
Current maturities of long-term debt	399.9	399.7
Current maturities of operating lease liabilities	62.9	61.4
Total current liabilities	1,329.9	1,213.0
Long-term debt	1,073.1	742.8
Operating lease liabilities	224.1	214.2
Long-term retirement benefits	28.2	26.9
Other long-term liabilities	58.9	56.8
Deferred income taxes	537.2	537.5
Total liabilities	3,251.4	2,791.2
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value and 200,000 shares authorized
Issued and outstanding shares—52,889 and 53,715	0.1	0.1
Retained earnings	7,214.5	7,334.7
Accumulated other comprehensive loss	(112.8)	(115.2)
Total Reliance stockholders’ equity	7,101.8	7,219.6
Noncontrolling interests	11.8	11.0
Total equity	7,113.6	7,230.6
Total liabilities and equity	$10,365.0	$10,021.8

* Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$200.5	$303.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	68.7	63.6
Stock-based compensation expense	12.2	13.0
Other	6.5	2.8
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(332.1)	(211.6)
Inventories	(85.9)	(114.6)
Prepaid expenses and other assets	80.8	73.9
Accounts payable and other liabilities	113.8	(4.6)
Net cash provided by operating activities	64.5	126.3

Investing activities:
Acquisitions, net of cash acquired	—	(53.7)
Purchases of property, plant and equipment	(86.9)	(108.7)
Other	(0.7)	(15.0)
Net cash used in investing activities	(87.6)	(177.4)

Financing activities:
Proceeds from long-term debt borrowings	788.0	—
Principal payments on long-term debt	(458.0)	—
Cash dividends and dividend equivalents	(65.2)	(65.3)
Share repurchases	(253.2)	—
Taxes paid related to net share settlement of restricted stock units	(11.5)	(23.9)
Other	(18.7)	(1.1)
Net cash used in financing activities	(18.6)	(90.3)
Effect of exchange rate changes on cash and cash equivalents	1.4	(3.9)
Decrease in cash and cash equivalents	(40.3)	(145.3)
Cash and cash equivalents, beginning balance	318.1	1,080.2
Cash and cash equivalents, ending balance	$277.8	$934.9

Supplemental cash flow information:
Interest paid	$10.0	$8.8
Income taxes paid, net	$13.9	$10.2

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Total equity, beginning balance	$7,230.6	$7,732.8

Common stock and additional paid-in capital:
Beginning balance	0.1	0.1
Stock-based compensation	12.2	13.0
Taxes paid related to net share settlement of restricted stock units	—	(13.0)
Repurchase of common shares	(12.2)	—
Ending balance	0.1	0.1

Retained earnings:
Beginning balance	7,334.7	7,798.9
Net income attributable to Reliance	199.7	302.9
Cash dividends	(63.7)	(63.2)
Dividend equivalents paid on vested restricted stock units	(1.5)	(2.1)
Taxes paid related to net share settlement of restricted stock units	(11.5)	(10.9)
Repurchase of common shares	(241.0)	—
Excise tax on repurchase of common shares	(2.2)	—
Ending balance	7,214.5	8,025.6

Accumulated other comprehensive loss:
Beginning balance	(115.2)	(76.7)
Other comprehensive income (loss)	2.4	(16.6)
Ending balance	(112.8)	(93.3)

Total Reliance stockholders' equity, ending balance	7,101.8	7,932.4

Noncontrolling interests:
Beginning balance	11.0	10.5
Comprehensive income	0.8	0.9
Dividend paid	—	(1.1)
Ending balance	11.8	10.3

Total equity, ending balance	$7,113.6	$7,942.7

Cash dividends declared per common share	$1.20	$1.10

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Reliance, Inc. and its subsidiaries (collectively “Reliance”, the “Company”, “we”, “our” or “us”). These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the consolidated financial statements reflect all material adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The ownership of the other interest holders of consolidated subsidiaries is reflected as noncontrolling interests. Investments in unconsolidated subsidiaries are recorded under the equity method of accounting. These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and accompanying notes included in Reliance’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Impact of Recently Issued Accounting Standards—Not Yet Adopted

Improvement to Income Tax Disclosures—In December 2023, the FASB issued changes to expand the disclosure requirements for income taxes. The changes require disaggregated information about our effective tax rate reconciliation and income taxes paid. These changes are effective for our annual periods beginning in our 2025 fiscal year. As the guidance only requires additional disclosure, there will be no impact to our results of operations, financial condition or cash flows.

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

Note 2. Acquisitions

2024 Acquisitions

We acquired each of Cooksey Iron & Metal Company on February 1, 2024; American Alloy Steel, Inc. and Mid-West Materials, Inc. on April 1, 2024; and certain assets of the FerrouSouth division of Ferragon Corporation on August 16,

2024, with cash on hand. Included in our net sales for the first quarters of 2025 and 2024 were combined net sales of $99.4 million and $16.1 million, respectively, from our 2024 acquisitions.

Our 2024 acquisitions have increased our capacity and enhanced our product, customer and geographic diversification. We have not diversified outside our core business of providing metal distribution and processing solutions since inception.

The aggregate allocation of the purchase prices for our 2024 acquisitions to the fair values of the assets acquired and liabilities assumed was as follows:

(in millions)
Cash	$5.6
Accounts receivable	44.9
Inventories	109.9
Prepaid expenses and other current assets	1.0
Property, plant and equipment	107.5
Operating lease right-of-use assets	19.2
Goodwill	59.5
Intangible assets subject to amortization	39.5
Intangible assets not subject to amortization	41.4
Total assets acquired	428.5
Deferred income taxes	6.7
Operating lease liabilities	15.1
Other current and long-term liabilities	32.7
Total liabilities assumed	54.5
Noncontrolling interest	0.3
Net assets acquired	$373.7

Summary purchase price allocation information for all acquisitions

All of the acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocations of each acquisition’s purchase price as of March 31, 2025. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

As part of the purchase price allocations for the 2024 acquisitions, we allocated $41.4 million to the trade names acquired. We determined that each of the trade names acquired in connection with these acquisitions had indefinite lives since their economic lives are expected to approximate the life of each company acquired. We recorded other identifiable intangible assets related to customer relationships for the 2024 acquisitions of $39.3 million with weighted average lives of 13.1 years and non-compete agreements of $0.2 million with lives of 5.0 years. The goodwill arising from our 2024 acquisitions predominantly consists of expected strategic benefits, including enhanced financial and operational scale, as well as expansion of acquired product and processing know-how across our enterprise. Goodwill of $35.1 million from our 2024 acquisitions is expected to be deductible for income tax purposes.

Pro forma financial information for all acquisitions

Pro forma financial results reflect our consolidated results of operations as if our 2024 acquisitions had occurred as of January 1, 2023, after the effect of certain adjustments, including lease cost fair value adjustments, amortization of inventory step-down to fair value adjustments included in cost of sales, depreciation and amortization of certain identifiable property, plant and equipment and intangible assets. Pro forma results for the first quarter of 2024 have been provided for comparative purposes only and are not indicative of what would have occurred had the 2024 acquisitions been made as of January 1, 2023 or of any potential results which may occur in the future.

Pro forma net sales were $3,746.5 million for the first quarter of 2024 and pro forma net income and earnings per shares were comparable with our first quarter of 2024 consolidated results.

Note 3. Revenues

The following table presents our net sales disaggregated by product and service:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Carbon steel	$1,904.2	$2,012.9
Aluminum	605.6	596.1
Stainless steel	503.2	559.9
Alloy	158.4	171.9
Toll processing and logistics	160.2	157.8
Copper and brass	81.7	75.3
Miscellaneous and eliminations	71.4	70.9
Total	$3,484.7	$3,644.8

Note 4. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	March 31,	December 31,
	2025	2024

	(in millions)
Land	$295.9	$297.2
Buildings	1,696.4	1,689.2
Machinery and equipment	2,654.9	2,643.2
Construction in progress	340.1	297.0
Property, plant and equipment, gross	4,987.3	4,926.6
Less: accumulated depreciation	(2,413.9)	(2,381.7)
Property, plant and equipment, net	$2,573.4	$2,544.9

As of March 31, 2025 and December 31, 2024, noncash investing activity included $5.8 million and $7.3 million of capital expenditures, respectively, included in accounts payable and accrued expenses.

Note 5. Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance as of January 1, 2025	$2,161.8
Acquisitions	3.5
Effect of foreign currency translation	0.3
Balance as of March 31, 2025	$2,165.6

We had no accumulated impairment losses related to goodwill as of March 31, 2025 and December 31, 2024.

Note 6. Intangible Assets, Net

Intangible assets, net consisted of the following:

		March 31, 2025		December 31, 2024
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization

		(in millions)
Intangible assets subject to amortization:
Customer lists/relationships	13.9	$753.6	$(569.4)	$753.4	$(559.6)
Backlog of orders	7.9	20.9	(8.8)	21.0	(8.2)
Other	9.3	10.1	(9.6)	10.2	(9.6)
		784.6	(587.8)	784.6	(577.4)
Intangible assets not subject to amortization:
Trade names		800.2	—	800.0	—
		$1,584.8	$(587.8)	$1,584.6	$(577.4)

Changes in the carrying amount of intangible assets, net are as follows:

(in millions)
Balance as of January 1, 2025	$1,007.2
Amortization expense	(10.4)
Effect of foreign currency translation	0.2
Balance as of March 31, 2025	$997.0

The following is a summary of estimated future amortization expense:

(in millions)
2025 (remaining nine months)	$28.7
2026	29.5
2027	28.9
2028	27.4
2029	25.3
Thereafter	57.0
$196.8

Note 7. Debt

Debt consisted of the following:

	March 31,	December 31,
	2025	2024

	(in millions)
Unsecured revolving credit facility maturing September 10, 2029	$330.0	$—
Senior unsecured notes, interest payable semi-annually at 1.30%, effective rate of 1.53%, maturing August 15, 2025	400.0	400.0
Senior unsecured notes, interest payable semi-annually at 2.15%, effective rate of 2.27%, maturing August 15, 2030	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 6.85%, effective rate of 6.91%, maturing November 15, 2036	250.0	250.0
Other notes	1.1	1.1
Total	1,481.1	1,151.1
Less: unamortized discount and debt issuance costs	(8.1)	(8.6)
Less: amounts due within one year	(399.9)	(399.7)
Total long-term debt	$1,073.1	$742.8

The weighted average effective interest rates on the Company’s outstanding borrowings as of March 31, 2025 and December 31, 2024 were 3.54% and 3.02%, respectively.

Unsecured Credit Facility

On September 10, 2024, we entered into a $1.5 billion unsecured five-year Second Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our then-existing $1.5 billion unsecured revolving credit facility. As of March 31, 2025, borrowings under the Credit Agreement were available at variable rates based on the Secured Overnight Financing Rate (“SOFR”) plus 1.00% or the bank prime rate and we currently pay a commitment fee at an annual rate of 0.10% on the unused portion of the revolving credit facility. The applicable margins over SOFR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our total net leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

The weighted average interest rate on borrowings outstanding on the revolving credit facility was 5.35% as of March 31, 2025. We had no outstanding borrowings under the revolving credit facility as of December 31, 2024. We had $1.1 million of letters of credit outstanding under the revolving credit facility as of March 31, 2025 and December 31, 2024.

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

Letter of Credit/Letters of Guarantee Facility

We have a $50.0 million standby letters of credit/letters of guarantee agreement with one of the lenders under our Credit Agreement. A total of $29.2 million were outstanding under this facility as of March 31, 2025 and December 31, 2024.

Covenants

The Credit Agreement and the indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, a financial maintenance covenant that requires us to comply with a maximum total net leverage ratio. We were in compliance with the financial maintenance covenant in our Credit Agreement as of March 31, 2025.

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

The following is a summary of our lease cost:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Operating lease cost	$20.1	$17.6
Variable fees and other(1)	8.0	7.6
Total lease cost	$28.1	$25.2
(1)	Includes variable lease payments and costs of short-term leases.

Supplemental cash flow and balance sheet information is presented below:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Supplemental cash flow information:
Cash payments for operating leases	$27.8	$25.3
Right-of-use assets obtained in exchange for operating lease obligations	$27.8	$28.2

	March 31,	December 31,
	2025	2024
Other lease information:
Weighted average remaining lease term—operating leases	6.4 years	6.3 years
Weighted average discount rate—operating leases	4.7%	4.6%

Maturities of operating lease liabilities as of March 31, 2025 are as follows:

(in millions)
2025 (remaining nine months)	$57.0
2026	66.1
2027	54.6
2028	45.0
2029	36.3
Thereafter	76.5
Total operating lease payments	335.5
Less: imputed interest	(48.5)
Total operating lease liabilities	$287.0

Note 9.  Income Taxes

Our effective income tax rates for the first quarters of 2025 and 2024 were 23.6% and 23.3%, respectively. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes.

Note 10. Equity

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

A summary of the status of our unvested RSUs and PSUs as of March 31, 2025 and changes during the first quarter of 2025 is as follows:

		Weighted
		Average
		Grant Date
	RSU and PSU	Fair Value
	Aggregate Units	Per Unit
Unvested as of January 1, 2025	327,017	$267.96
Granted(1)	162,900	299.38
Vested	(425)	261.27
Cancelled or forfeited	(3,542)	270.78
Unvested as of March 31, 2025	485,950	$278.48
Shares reserved for future grants (all plans)	1,223,658
(1)	Comprised of 96,973 RSUs and 65,927 PSUs granted in February 2025. The RSUs cliff vest on December 1, 2027 and the PSUs vest upon the completion of a 3-year performance period ending December 31, 2027.

As of March 31, 2025, there was $94.6 million of total unrecognized compensation cost related to unvested RSUs and PSUs that is expected to be recognized, net of actual forfeitures and cancellations, over a weighted average period of 2.0 years.

Common Stock

We have paid regular quarterly cash dividends on our common stock for 66 consecutive years. Our Board of Directors increased the quarterly dividend from $1.00 per share to $1.10 per share in February 2024 and to $1.20 per share in February 2025. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of stockholders.

On April 21, 2025, our Board of Directors declared the 2025 second quarter cash dividend of $1.20 per share of common stock, payable on June 6, 2025 to stockholders of record as of May 23, 2025.

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

In the first quarter of 2025, we repurchased 922,656 shares at an average cost per share of $274.41 for a total of $253.2 million. We did not repurchase any shares of our common stock in the first quarter of 2024.

Our share repurchase amounts exclude related excise tax and shares withheld related to net share settlements upon the vesting of RSUs and PSUs to settle employees’ tax withholding obligations of $11.5 million and $23.9 million in the first quarters of 2025 and 2024, respectively.

Subsequent to quarter end, we repurchased an additional 301,279 shares at an average cost of $265.17, for a total of $79.9 million, resulting in $1.02 billion remaining available for repurchase as of April 25, 2025.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and
	Foreign Currency	Postretirement Benefit	Accumulated Other
	Translation	Plan Adjustments,	Comprehensive
	(Loss) Gain	Net of Tax	(Loss) Income
		(in millions)
Balance as of January 1, 2025	$(119.7)	$4.5	$(115.2)
Current-period change	3.3	(0.9)	2.4
Balance as of March 31, 2025	$(116.4)	$3.6	$(112.8)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit plan adjustments are net of deferred tax liabilities of $1.0 million as of March 31, 2025 and December 31, 2024. Pension and postretirement benefit plan adjustments are amortized over service periods and reflected in the amortization of net loss component of our net periodic benefit cost or recognized as a non-operating gain or loss as result of plan settlements. As our pension and postretirement benefit plan obligations are settled, the related income tax effect is released from accumulated other comprehensive loss and included in our income tax provision.

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

Note 12.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2025	2024

	(in millions, except number of shares which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$199.7	$302.9

Denominator:
Weighted average shares outstanding	53,075	57,340
Dilutive effect of stock-based awards	324	542
Weighted average diluted shares outstanding	53,399	57,882

Earnings per share attributable to Reliance stockholders:
Basic	$3.76	$5.28
Diluted	$3.74	$5.23

The computations of diluted earnings per share using the treasury stock method for the first quarters of 2025 and 2024 do not include 194,254 and 103,700 weighted average shares, respectively, in respect of outstanding RSUs and PSUs, because their inclusion would have been anti-dilutive.

Note 13. Segment Information

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

Information about our segment revenue, net income, significant expenses, and other quantitative information is presented below:

	Metals Service Centers Segment
	Three Months Ended March 31,
	2025	2024

	(in millions)
Revenues	$3,484.7	$3,644.8
Less:
Cost of sales (exclusive of depreciation and amortization shown below)	2,451.4	2,516.6
Compensation expense	420.1	413.8
Other segment items(1)	270.6	244.9
Depreciation and amortization expense	68.7	63.6
Interest expense	11.5	9.7
Income tax provision	61.9	92.4
Consolidated net income	$200.5	$303.8

Other Segment Disclosures:
Purchases of property, plant and equipment	$86.9	$108.7
(1)	Other segment items included in Segment net income mainly includes warehousing and delivery related expenses, which include among others, 3rd party freight, gas and oil, utilities & rent, plant supplies, and repairs and maintenance.

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

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, as well as developments beyond our control, including, but not limited to, changes in domestic and worldwide political and economic conditions due to, among other factors, U.S. and foreign trade policies and the impact on economic conditions, inflation and the increasing likelihood of an economic recession that could materially impact us, our customers and suppliers, metals pricing, and demand for our products and services; U.S. and foreign trade policies affecting metals product markets and pricing specifically; the possibility that the expected benefits of acquisitions and capital expenditures may not materialize as expected; and the impacts of labor constraints and supply chain disruptions. Deteriorations in economic conditions as a result of tariffs or trade barriers, economic policies, inflation, economic recession, slowing growth, outbreaks of infectious disease, or geopolitical conflicts such as in Ukraine and the Middle East, could lead to a decline in demand for our products and services and negatively impact our business, and may also impact financial markets and corporate credit markets which could adversely impact our access to financing, or the terms of any financing. Other factors which could cause actual results to differ materially from our forward-looking statements include those disclosed in this report and in other reports we have filed with the United States Securities and Exchange Commission (the “SEC”). Important risks and uncertainties about our business can be found elsewhere in this Quarterly Report on Form 10-Q and in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC and in other documents Reliance files or furnishes with the SEC. The Company cannot at this time predict all of the impacts of domestic and foreign tariffs and trade policies, inflation, product price fluctuations, economic recession, outbreaks of infectious disease, geopolitical conflicts and related economic effects, but these factors, individually or in any combination, could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 and other sections of this quarterly report on Form 10-Q, including the consolidated financial statements and related notes contained in Item 1.

Overview

Underlying demand in the first quarter of 2025 was healthy in the majority of our end markets, most notably in non-residential construction, despite ongoing uncertainty in both domestic and international economic policy. Our tons sold were a record in the first quarter of 2025, however our operating results declined year-over-year, mainly due to lower metals prices and gross profit margin. The declining metals pricing trend we experienced throughout 2024 and into February 2025 reversed with strong metals pricing increases throughout March that held into April.

Our tons sold in the first quarter of 2025 increased 9% year-over-year, reaching a new record of 1.63 million tons, supported by solid organic growth and contributions from our 2024 acquisitions. We believe our shipments also benefited from our long-standing relationships with our domestic mill suppliers and certain customers accelerating their purchases in advance of anticipated carbon steel and aluminum product price increases. Our same-store tons sold increased 5.6% compared to the first quarter of 2024, surpassing the industry-wide decline of 0.5% reported by the Metals Service Center Institute (“MSCI”).

Our gross profit margin of 29.7% for the first quarter of 2025 was strong despite a decline from 31.0% in the first quarter of 2024.

Earnings per diluted share were $3.74 and $5.23 for the first quarters of 2025 and 2024, respectively. Our lower earnings per share year-over-year is mainly due to lower metals prices despite record tons sold in the first quarter of 2025 and an 8% reduction in outstanding shares as a result of share repurchases in the past four quarters.

Cash flow from operations of $64.5 million in the first quarter of 2025 decreased from $126.3 million in the first quarter of 2024 mainly due to lower net income, partially offset by a decrease in working capital investment. Seasonally, the first quarter typically requires the largest working capital investment of the four quarters.

Returns to stockholders in the first quarter of 2025 totaled $318.4 million, comprised of $253.2 million of share repurchases and $65.2 million of cash dividends, which reflected a 9.1% increase in our regular quarterly dividend rate effective in the first quarter of 2025.

Cash used in investing activities in the first quarter of 2025 were mainly comprised of organic growth activities related to capital expenditures of $86.9 million in the first quarter of 2025, which declined from $108.7 million in the first quarter of 2024.

Acquisitions

2024 Acquisitions

We acquired each of Cooksey Iron & Metal Company on February 1, 2024; American Alloy Steel, Inc. and Mid-West Materials, Inc. on April 1, 2024; and certain assets of the FerrouSouth division of Ferragon Corporation on August 16, 2024, with cash on hand. Included in our net sales for the first quarters of 2025 and 2024 were combined net sales of $99.4 million and $16.1 million, respectively, from our 2024 acquisitions.

Results of Operations

The following sets forth certain income statement data for the first quarters of 2025 and 2024 (dollars are shown in millions, except per share amounts, and certain percentages may not calculate due to rounding):

	Three Months Ended March 31,
	2025		2024
		% of		% of
	$	Net Sales	$	Net Sales
Net sales	$3,484.7	100.0%	$3,644.8	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)	2,451.4	70.3	2,516.6	69.0
Gross profit(1)	1,033.3	29.7	1,128.2	31.0
Warehouse, delivery, selling, general and administrative expense (“SG&A”)	690.2	19.8	671.5	18.4
Depreciation expense	58.3	1.7	53.3	1.5
Amortization expense	10.4	0.3	10.3	0.3
Operating income	$274.4	7.9%	$393.1	10.8%
Net income attributable to Reliance	$199.7	5.7%	$302.9	8.3%
Diluted earnings per share attributable to Reliance stockholders	$3.74		$5.23
(1)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

First Quarter Ended March 31, 2025 Compared to First Quarter Ended March 31, 2024

Net Sales

	Three Months Ended March 31,		Dollar	Percentage
	2025	2024	Change	Change

	(dollars in millions)
Net sales	$3,484.7	$3,644.8	$(160.1)	(4.4)%
Net sales, same-store	$3,385.3	$3,628.7	$(243.4)	(6.7)%

	Three Months Ended March 31,		Tons	Percentage
	2025	2024	Change	Change

	(tons in thousands)
Tons sold	1,628.9	1,494.0	134.9	9.0%
Tons sold, same-store	1,565.7	1,483.3	82.4	5.6%

	Three Months Ended March 31,		Price	Percentage
	2025	2024	Change	Change
Average selling price per ton sold	$2,143	$2,442	$(299)	(12.2)%
Average selling price per ton sold, same-store	$2,166	$2,449	$(283)	(11.6)%

Our tons sold and average selling price per ton sold exclude our toll processed tons. Our average selling price per ton sold includes intercompany transactions that are eliminated from our consolidated net sales. Same-store amounts exclude the results of our 2024 acquisitions.

We grew our same-store tons sold and our total tons sold increased to a new quarterly record, surpassing the declining trend in industry shipments as reported by the MSCI. Our record tons sold benefited from solid organic growth, supported by healthy underlying demand in the majority of our end markets, our availability of metals products, contributions from our 2024 acquisitions, and some customers accelerating purchases in advance of anticipated higher metal prices from announced tariffs in March 2025.

Our net sales declined year-over-year due to declines in major commodity selling prices which outweighed record tons sold. Since we primarily purchase and sell our inventories in the spot market, our average selling prices generally fluctuate with the changes in replacement costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling price per ton sold. As carbon steel sales represented 53% of our gross sales for the first quarter of 2025, changes in carbon steel prices have the most significant impact on changes in our average selling price per ton sold.

The mix of our total sales by major commodity products and year-over-year changes in selling prices are presented below:

	Three Months Ended March 31,
	Sales by	Average Selling
	Product	Price Per
	(% of	Ton Sold
	Total Sales)	(% Change)
Carbon steel	53%	(14.5)%
Aluminum	17%	(1.2)%
Stainless steel	14%	(10.7)%
Alloy	4%	(3.4)%

Our 2024 acquisitions did not significantly impact the selling prices of our major commodity products.

Cost of Sales and Gross Profit

	Three Months Ended March 31,
	2025		2024
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Cost of sales	$2,451.4	70.3%	$2,516.6	69.0%	$(65.2)	(2.6)%
Gross profit	$1,033.3	29.7%	$1,128.2	31.0%	$(94.9)	(8.4)%
LIFO expense (income), included in cost of sales	$25.0	0.7%	$(50.0)	(1.4)%	$75.0

The decrease in cost of sales was attributable to a lower average cost per ton sold, mainly due to declines in replacement costs for carbon steel products, partially offset by an increase in tons sold.

Gross profit decreased from the first quarter of 2024 mainly due to a lower average selling price per ton sold that outweighed record tons sold, and to a lesser extent a decrease in gross profit margin.

We record, in cost of sales, non-cash adjustments to our LIFO method inventory valuation reserve that, in effect, reflects cost of sales at current replacement costs. The inventory caption of our consolidated balance sheet includes a LIFO method inventory valuation reserve of $459.9 million as of March 31, 2025.

Our gross profit margin declined from elevated levels in the first quarter of 2024, but remained at a strong level, as our average selling price per ton sold troughed mid-quarter and improved in March to prices that were higher than when the quarter began. Although our major commodity selling prices were higher in the first quarter of 2024, they declined throughout the quarter, which resulted in $50.0 million of LIFO income that increased gross profit margin. In the first quarter of 2025, our major commodity selling prices increased which resulted in $25.0 million of LIFO expense that lowered gross profit margin.

See “Net Sales” above for trends in both demand and costs of our products, and product pricing.

Expenses

	Three Months Ended March 31,
	2025		2024
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
SG&A expense	$690.2	19.8%	$671.5	18.4%	$18.7	2.8%
SG&A expense, same-store	$665.7	19.7%	$670.0	18.5%	$(4.3)	(0.6)%

Our same-store SG&A expense in the first quarter of 2025 decreased slightly compared to the first quarter of 2024 mainly due to lower incentive-based compensation, resulting from lower profitability, offset by higher costs associated with wage inflation and increased headcount related to our organic growth activities. SG&A expense as a percentage of sales increased due to a lower average selling price per ton sold; however, operational leverage improved as SG&A expense per ton sold declined nearly 6%.

Operating Income

	Three Months Ended March 31,
	2025		2024
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Operating income	$274.4	7.9%	$393.1	10.8%	$(118.7)	(30.2)%

Operating income declined due to lower gross profit, driven by lower metals pricing and gross profit margin, that outweighed an increase in same-store tons sold, improved operational leverage, and contributions from our 2024 acquisitions. Our operating income margin declined as a result of a lower average selling price per ton sold and gross profit margin that outweighed improved operational leverage.

See “Net Sales” above for discussion of trends in demand and product costs and “Expenses” for trends in our operating expenses.

Income Tax Rate

Our effective income tax rates for the first quarters of 2025 and 2024 were 23.6% and 23.3%, respectively. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes.

Financial Condition

Operating Activities

Net cash provided by operations of $64.5 million in the first quarter of 2025 decreased $61.8 million from $126.3 million in the first quarter of 2024. The decrease was mainly due to a $103.3 million decline in net income, partially offset by changes in operating assets and liabilities. Changes in operating assets and liabilities (exclusive of acquisitions) used cash of $223.4 million in the first quarter of 2025 compared to $256.9 million in the first quarter of 2024.

Investing Activities

Net cash used in investing activities of $87.6 million in the first quarter of 2025 decreased $89.8 million from $177.4 million in the first quarter of 2024. The decrease was mainly due to $53.7 million spent on an acquisition in the first quarter of 2024 and a $21.8 million decrease in capital expenditures. The majority of our capital expenditures in the first quarters of 2025 and 2024 were related to growth activities.

Financing Activities

Net cash used in financing activities of $18.6 million in the first quarter of 2025 decreased $71.7 million from $90.3 million in the first quarter of 2024. The decrease was mainly the result of increased net debt borrowings on our revolving credit facility, partially offset by increased share repurchases. Net debt borrowings were $330.0 million in the first quarter of 2025 compared to no net debt borrowings in the first quarter of 2024. In the first quarter of 2025, we repurchased $253.2 million of our common stock compared to no repurchases in the first quarter of 2024. Our returns to stockholders also included a 9.1% increase in our quarterly dividend rate in February 2025; however, our total dividend payments of $65.2 million in the first quarter 2025 were lower than the $65.3 million paid in the first quarter of 2024 as a result of an approximately 8% reduction in our outstanding common shares from share repurchases in the past four quarters.

On April 21, 2025, our Board of Directors declared the 2025 second quarter cash dividend of $1.20 per share. We have increased our quarterly dividend 32 times since our 1994 IPO, with the most recent increase of 9.1% from $1.10 to $1.20 per share effective in the first quarter of 2025. We have paid quarterly cash dividends on our common stock for 66 consecutive years and have never reduced or suspended our regular quarterly dividend.

Share Repurchase Plan

See Note 10—“Equity” to our consolidated financial statements for information on our share repurchases.

As of April 25, 2025, we had remaining authorization to repurchase $1.02 billion of our common stock under our $1.5 billion share repurchase program authorized by our Board of Directors on October 22, 2024. The share repurchase program does not obligate us to repurchase any specific number of shares in any prescribed period, does not have a specific expiration date and may be suspended or discontinued at any time.

Debt

We have a $1.5 billion unsecured revolving credit facility with $330.0 million of outstanding borrowings as of March 31, 2025 compared to no outstanding borrowings as of December 31, 2024. We also have an aggregate of $1.15 billion principal amount of senior unsecured note obligations with various maturities through 2036 issued under indentures, including $400.0 million of senior notes due in August 2025.

See Note 7—“Debt” to our consolidated financial statements for further information on our amended credit agreement and indentures governing our debt securities.

Liquidity and Capital Resources

We believe our primary sources of liquidity, including funds generated from operations, cash and cash equivalents and our $1.5 billion revolving credit facility, will be sufficient to satisfy our cash requirements and stockholder return activities over the next 12 months and beyond. As of March 31, 2025, we had $277.8 million in cash and cash equivalents and our net debt-to-total capital ratio was 14.4%, up from 10.2% as of December 31, 2024.

As of March 31, 2025, we had $401.1 million of debt obligations coming due before our $1.5 billion unsecured revolving credit facility matures on September 10, 2029, including $400.0 million of senior notes due in August 2025.

We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and approximately $1.17 billion available for borrowing on our unsecured revolving credit facility, we expect to continue to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit ratings enhance our ability to effectively raise capital. We believe our sources of liquidity will continue to be adequate to maintain operations, make necessary capital expenditures, finance strategic growth through acquisitions and internal initiatives, pay dividends and repurchase our common stock.

Covenants

The Credit Agreement and indentures governing our debt securities include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, a financial maintenance covenant that requires us to comply with a maximum total net leverage ratio.

We were in compliance with the financial maintenance covenant under our Credit Agreement as of March 31, 2025.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $2.17 billion as of March 31, 2025, or approximately 21% of total assets and 30% of total equity. Additionally, other intangible assets, net amounted to $997.0 million as of March 31, 2025, or approximately 10% of total assets and 14% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their estimated useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies are critical due to the fact that they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our most critical accounting estimates include those related to the recoverability of goodwill and other indefinite-lived intangible assets, and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

During the quarter ended March 31, 2025, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Website Disclosure

The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at www.reliance.com, and our investors relations website, https://investor.reliance.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section at https://investor.reliance.com. Our website address is for informational purposes only and is not intended for use as a hyperlink. We are not incorporating any material on our website into this quarterly report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the Company’s disclosures about market risk, please see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the Company’s exposures to market risk as disclosed in Part II—Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation was performed on the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to and as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our management, including the CEO and the CFO, concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were effective to ensure information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that it is accumulated and communicated to our management, including the CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained under the captions “Legal Matters” and “Environmental Contingencies” in Note 11—“Commitments and Contingencies” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase activity for the first quarter of 2025 was as follows:

			Total Number of	Maximum Dollar
	Total Number	Average Price	Shares Purchased	Value That May
	of Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan(1)
				(in millions)
January 1 - January 31, 2025	671,193	$272.16	671,193	$1,174.9
February 1 - February 28, 2025	72,069	$284.57	72,069	$1,154.4
March 1 - March 31, 2025	179,394	$278.72	179,394	$1,104.4
Total	922,656	$274.41	922,656
(1)	All repurchases were made under our $1.5 billion share repurchase program authorized by our Board of Directors on October 22, 2024. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Under the share repurchase plan, shares may be repurchased through a variety of methods including, but not limited to, open market purchases, accelerated share repurchases, negotiated block purchases and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the first quarter of 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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
101*

The following unaudited financial information from Reliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity, and (v) related notes to these consolidated financial statements.

104*	Cover page interactive data file formatted as Inline XBRL (included in Exhibit 101).

*      Filed herewith.

**    Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE, INC.
(Registrant)

Date: May 1, 2025	By:	/s/ Arthur Ajemyan

Arthur Ajemyan
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)