Form 10-Q
period 2025-06-30
RELIANCE, INC.
filed 2025-07-30
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 25, 2025, 52,593,543 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$3,659.8	$3,643.3	$7,144.5	$7,288.1

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,571.9	2,557.3	5,023.3	5,073.9
Warehouse, delivery, selling, general and administrative	706.0	667.7	1,396.2	1,339.2
Depreciation and amortization	69.7	66.6	138.4	130.2
	3,347.6	3,291.6	6,557.9	6,543.3

Operating income	312.2	351.7	586.6	744.8

Other (income) expense:
Interest expense	14.3	9.7	25.8	19.4
Other income, net	(6.4)	(7.7)	(5.9)	(20.5)
Income before income taxes	304.3	349.7	566.7	745.9
Income tax provision	70.1	81.4	132.0	173.8
Net income	234.2	268.3	434.7	572.1
Less: net income attributable to noncontrolling interests	0.5	0.5	1.3	1.4
Net income attributable to Reliance	$233.7	$267.8	$433.4	$570.7

Earnings per share attributable to Reliance stockholders:
Basic	$4.44	$4.71	$8.20	$9.99
Diluted	$4.42	$4.67	$8.15	$9.90

Shares used in computing earnings per share:
Basic	52,610	56,878	52,841	57,109
Diluted	52,923	57,394	53,160	57,638

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$234.2	$268.3	$434.7	$572.1
Other comprehensive income (loss):
Foreign currency translation gain (loss)	27.7	(7.4)	31.0	(23.1)
Postretirement benefit plan adjustments, net of tax	(1.1)	(0.8)	(2.0)	(1.7)
Total other comprehensive income (loss)	26.6	(8.2)	29.0	(24.8)
Comprehensive income	260.8	260.1	463.7	547.3
Less: comprehensive income attributable to noncontrolling interests	0.5	0.5	1.3	1.4
Comprehensive income attributable to Reliance	$260.3	$259.6	$462.4	$545.9

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	June 30,	December 31,
	2025	2024*
ASSETS
Current assets:
Cash and cash equivalents	$239.5	$318.1
Accounts receivable, less allowance for credit losses of $27.7 and $23.2	1,668.2	1,342.0
Inventories	2,254.8	2,026.8
Prepaid expenses and other current assets	126.7	148.2
Income taxes receivable	3.9	60.4
Total current assets	4,293.1	3,895.5
Property, plant and equipment, net	2,605.6	2,544.9
Operating lease right-of-use assets	303.8	275.2
Goodwill	2,170.4	2,161.8
Intangible assets, net	988.7	1,007.2
Cash surrender value of life insurance policies, net	35.2	46.0
Other long-term assets	93.2	91.2
Total assets	$10,490.0	$10,021.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$516.6	$361.9
Accrued expenses	133.7	144.4
Accrued compensation and retirement benefits	179.5	195.2
Accrued insurance costs	54.1	50.4
Current maturities of long-term debt	400.2	399.7
Current maturities of operating lease liabilities	64.0	61.4
Total current liabilities	1,348.1	1,213.0
Long-term debt	1,025.5	742.8
Operating lease liabilities	242.6	214.2
Long-term retirement benefits	29.8	26.9
Other long-term liabilities	62.2	56.8
Deferred income taxes	537.7	537.5
Total liabilities	3,245.9	2,791.2
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value and 200,000 shares authorized
Issued and outstanding shares—52,593 and 53,715	0.1	0.1
Retained earnings	7,320.2	7,334.7
Accumulated other comprehensive loss	(86.2)	(115.2)
Total Reliance stockholders’ equity	7,234.1	7,219.6
Noncontrolling interests	10.0	11.0
Total equity	7,244.1	7,230.6
Total liabilities and equity	$10,490.0	$10,021.8

* Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,
	2025	2024
Operating activities:
Net income	$434.7	$572.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	138.4	130.2
Stock-based compensation expense	28.1	26.9
Other	(5.2)	3.7
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(326.8)	(142.2)
Inventories	(219.8)	(141.0)
Prepaid expenses and other assets	117.6	84.5
Accounts payable and other liabilities	126.5	(41.6)
Net cash provided by operating activities	293.5	492.6

Investing activities:
Acquisitions, net of cash acquired	(2.8)	(346.5)
Purchases of property, plant and equipment	(174.5)	(206.9)
Proceeds from sales of property, plant and equipment	12.9	2.1
Other	5.6	(10.7)
Net cash used in investing activities	(158.8)	(562.0)

Financing activities:
Proceeds from long-term debt borrowings	1,063.0	—
Principal payments on long-term debt	(781.0)	—
Cash dividends and dividend equivalents	(128.3)	(127.9)
Share repurchases	(333.1)	(519.3)
Taxes paid related to net share settlement of restricted stock units	(11.6)	(24.1)
Excise tax on repurchase of common shares	(10.0)	—
Other	(21.0)	17.2
Net cash used in financing activities	(222.0)	(654.1)
Effect of exchange rate changes on cash and cash equivalents	8.7	(5.9)
Decrease in cash and cash equivalents	(78.6)	(729.4)
Cash and cash equivalents, beginning balance	318.1	1,080.2
Cash and cash equivalents, ending balance	$239.5	$350.8

Supplemental cash flow information:
Interest paid	$24.0	$18.0
Income taxes paid, net	$71.0	$147.7

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total equity, beginning balance	$7,113.6	$7,942.7	$7,230.6	$7,732.8

Common stock and additional paid-in capital:
Beginning balance	0.1	0.1	0.1	0.1
Stock-based compensation	15.9	13.9	28.1	26.9
Taxes paid related to net share settlement of restricted stock units	—	(0.2)	—	(13.2)
Repurchase of common shares	(15.9)	(13.7)	(28.1)	(13.7)
Ending balance	0.1	0.1	0.1	0.1

Retained earnings:
Beginning balance	7,214.5	8,025.6	7,334.7	7,798.9
Net income attributable to Reliance	233.7	267.8	433.4	570.7
Cash dividends	(63.1)	(62.5)	(126.8)	(125.7)
Dividend equivalents paid on vested restricted stock units	—	(0.1)	(1.5)	(2.2)
Taxes paid related to net share settlement of restricted stock units	(0.1)	—	(11.6)	(10.9)
Repurchase of common shares	(64.0)	(505.6)	(305.0)	(505.6)
Excise tax on repurchase of common shares	(0.8)	(0.8)	(3.0)	(0.8)
Ending balance	7,320.2	7,724.4	7,320.2	7,724.4

Accumulated other comprehensive loss:
Beginning balance	(112.8)	(93.3)	(115.2)	(76.7)
Other comprehensive income (loss)	26.6	(8.2)	29.0	(24.8)
Ending balance	(86.2)	(101.5)	(86.2)	(101.5)

Total Reliance stockholders' equity, ending balance	7,234.1	7,623.0	7,234.1	7,623.0

Noncontrolling interests:
Beginning balance	11.8	10.3	11.0	10.5
Comprehensive income	0.5	0.5	1.3	1.4
Acquisition	—	0.3	—	0.3
Dividends paid	(2.3)	(1.1)	(2.3)	(2.2)
Ending balance	10.0	10.0	10.0	10.0

Total equity, ending balance	$7,244.1	$7,633.0	$7,244.1	$7,633.0

Cash dividends declared per common share	$1.20	$1.10	$2.40	$2.20

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Reliance, Inc. and its subsidiaries (collectively “Reliance”, the “Company”, “we”, “our” or “us”). These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the consolidated financial statements reflect all material adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with GAAP. Interim results are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The ownership of the other interest holders of consolidated subsidiaries is reflected as noncontrolling interests. Investments in unconsolidated subsidiaries are recorded under the equity method of accounting. These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and accompanying notes included in Reliance’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Inventories

The majority of our inventory is valued using the last-in, first-out (“LIFO”) method, which is not in excess of market. Under this method, older costs are included in inventory, which may be higher or lower than current costs. We estimate the effect of LIFO on interim periods by allocating the projected year-end LIFO calculation to interim periods on a pro rata basis.

Recently Issued Accounting Standards

Improvement to Income Tax Disclosures—In December 2023, the Financial Accounting Standards Board (“FASB”) issued changes to expand the disclosure requirements for income taxes. The changes require disaggregated information about our effective tax rate reconciliation and income taxes paid. These changes are effective for our annual periods beginning with our 2025 fiscal year. As the guidance only requires additional disclosure, there will be no impact to our results of operations, financial condition or cash flows.

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

Note 2. Acquisitions

2024 Acquisitions

We acquired each of Cooksey Iron & Metal Company on February 1, 2024; American Alloy Steel, Inc. and Mid-West Materials, Inc. on April 1, 2024; and certain assets of the FerrouSouth division of Ferragon Corporation on August 16,

2024, with cash on hand. Included in our net sales for the first six months of 2025 and 2024 were combined net sales of $193.9 million and $115.1 million, respectively, from our 2024 acquisitions.

Our 2024 acquisitions have increased our capacity and enhanced our product, customer and geographic diversification. We have not diversified outside our core business of providing metal distribution and processing solutions since inception.

The aggregate allocation of the purchase prices for our 2024 acquisitions to the fair values of the assets acquired and liabilities assumed was as follows:

(in millions)
Cash	$5.6
Accounts receivable	44.9
Inventories	109.9
Prepaid expenses and other current assets	1.0
Property, plant and equipment	107.5
Operating lease right-of-use assets	19.2
Goodwill	59.5
Intangible assets subject to amortization	39.5
Intangible assets not subject to amortization	41.4
Total assets acquired	428.5
Deferred income taxes	6.7
Operating lease liabilities	15.1
Other current and long-term liabilities	33.4
Total liabilities assumed	55.2
Noncontrolling interest	0.3
Net assets acquired	$373.0

Summary purchase price allocation information for all acquisitions

All of the acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocations of each acquisition’s purchase price as of June 30, 2025. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

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

Pro forma financial information for all acquisitions

Pro forma financial results reflect our consolidated results of operations as if our 2024 acquisitions had occurred as of January 1, 2023, after the effect of certain adjustments, including lease cost fair value adjustments, amortization of inventory step-down to fair value adjustments included in cost of sales, depreciation and amortization of certain identifiable property, plant and equipment and intangible assets. Pro forma results for the second quarter and first six months of 2024 have been provided for comparative purposes only and are not indicative of what would have occurred had the 2024 acquisitions been made as of January 1, 2023 or of any potential results which may occur in the future.

Pro forma net sales were $3,648.0 million and $7,394.5 million for the second quarter and first six months of 2024, respectively. The differences between our reported and pro forma results for the second quarter and first six months of 2024 were not significant.

Note 3. Revenues

The following table presents our net sales disaggregated by product and service:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in millions)
Carbon steel	$2,044.2	$2,025.7	$3,948.4	$4,038.6
Aluminum	619.9	587.8	1,225.5	1,183.9
Stainless steel	489.2	521.8	992.4	1,081.7
Alloy	167.5	166.8	325.9	338.7
Toll processing and logistics	164.3	161.2	324.5	319.0
Copper and brass	98.9	87.0	180.6	162.3
Miscellaneous and eliminations	75.8	93.0	147.2	163.9
Total	$3,659.8	$3,643.3	$7,144.5	$7,288.1

Note 4. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	June 30,	December 31,
	2025	2024

	(in millions)
Land	$298.9	$297.2
Buildings	1,754.7	1,689.2
Machinery and equipment	2,713.1	2,643.2
Construction in progress	296.9	297.0
Property, plant and equipment, gross	5,063.6	4,926.6
Less: accumulated depreciation	(2,458.0)	(2,381.7)
Property, plant and equipment, net	$2,605.6	$2,544.9

As of June 30, 2025 and December 31, 2024, noncash investing activity included $5.7 million and $7.3 million of capital expenditures, respectively, included in accounts payable and accrued expenses.

Note 5. Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance as of January 1, 2025	$2,161.8
Acquisitions	2.8
Purchase price allocation adjustments	0.7
Effect of foreign currency translation	5.1
Balance as of June 30, 2025	$2,170.4

We had no accumulated impairment losses related to goodwill as of June 30, 2025 and December 31, 2024.

Note 6. Intangible Assets, Net

Intangible assets, net consisted of the following:

		June 30, 2025		December 31, 2024
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization

		(in millions)
Intangible assets subject to amortization:
Customer lists/relationships	14.0	$755.1	$(579.8)	$753.4	$(559.6)
Backlog of orders	7.9	22.1	(10.0)	21.0	(8.2)
Other	9.3	10.2	(9.7)	10.2	(9.6)
		787.4	(599.5)	784.6	(577.4)
Intangible assets not subject to amortization:
Trade names		800.8	—	800.0	—
		$1,588.2	$(599.5)	$1,584.6	$(577.4)

Changes in the carrying amount of intangible assets, net are as follows:

(in millions)
Balance as of January 1, 2025	$1,007.2
Amortization expense	(20.8)
Effect of foreign currency translation	2.3
Balance as of June 30, 2025	$988.7

The following is a summary of estimated future amortization expense:

(in millions)
2025 (remaining six months)	$18.4
2026	29.8
2027	29.1
2028	27.7
2029	25.5
Thereafter	57.4
$187.9

Note 7. Debt

Debt consisted of the following:

	June 30,	December 31,
	2025	2024

	(in millions)
Unsecured revolving credit facility maturing September 10, 2029	$282.0	$—
Senior unsecured notes, interest payable semi-annually at 1.30%, effective rate of 1.53%, maturing August 15, 2025	400.0	400.0
Senior unsecured notes, interest payable semi-annually at 2.15%, effective rate of 2.27%, maturing August 15, 2030	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 6.85%, effective rate of 6.91%, maturing November 15, 2036	250.0	250.0
Other notes	1.1	1.1
Total	1,433.1	1,151.1
Less: unamortized discount and debt issuance costs	(7.4)	(8.6)
Less: amounts due within one year	(400.2)	(399.7)
Total long-term debt	$1,025.5	$742.8

The weighted average effective interest rates on the Company’s outstanding borrowings as of June 30, 2025 and December 31, 2024 were 3.48% and 3.02%, respectively.

Unsecured Credit Facility

On September 10, 2024, we entered into a $1.5 billion unsecured five-year Second Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our then-existing $1.5 billion unsecured revolving credit facility. As of June 30, 2025, borrowings under the Credit Agreement were available at variable rates based on the Secured Overnight Financing Rate (“SOFR”) plus 1.00% or the bank prime rate and we currently pay a commitment fee at an annual rate of 0.10% on the unused portion of the revolving credit facility. The applicable margins over SOFR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our total net leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

The weighted average interest rate on borrowings outstanding on the revolving credit facility was 5.38% as of June 30, 2025. We had no outstanding borrowings under the revolving credit facility as of December 31, 2024. We had $1.1 million of letters of credit outstanding under the revolving credit facility as of June 30, 2025 and December 31, 2024.

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

Letter of Credit/Letters of Guarantee Facility

We have a $50.0 million standby letters of credit/letters of guarantee agreement with one of the lenders under our Credit Agreement. We had $29.3 million and $29.2 million outstanding under this facility as of June 30, 2025 and December 31, 2024, respectively.

Covenants

The Credit Agreement and the indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, a financial maintenance covenant that requires us to comply with a maximum total net leverage ratio. We were in compliance with the financial maintenance covenant in our Credit Agreement as of June 30, 2025.

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

The following is a summary of our lease cost:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in millions)
Operating lease cost	$21.2	$17.6	$41.3	$35.2
Variable fees and other(1)	7.2	8.3	15.2	15.9
Total lease cost	$28.4	$25.9	$56.5	$51.1
(1)	Includes variable lease payments and costs of short-term leases.

Supplemental cash flow and balance sheet information is presented below:

	Six Months Ended
	June 30,
	2025	2024

	(in millions)
Supplemental cash flow information:
Cash payments for operating leases	$55.8	$51.3
Right-of-use assets obtained in exchange for operating lease obligations	$64.3	$54.0

	June 30,	December 31,
	2025	2024
Other lease information:
Weighted average remaining lease term—operating leases	6.7 years	6.3 years
Weighted average discount rate—operating leases	4.8%	4.6%

Maturities of operating lease liabilities as of June 30, 2025 are as follows:

(in millions)
2025 (remaining six months)	$39.8
2026	71.3
2027	60.3
2028	49.9
2029	41.4
Thereafter	100.9
Total operating lease payments	363.6
Less: imputed interest	(57.0)
Total operating lease liabilities	$306.6

Note 9.  Income Taxes

Our effective income tax rates for the second quarter and first six months of 2025 were 23.0% and 23.3%, respectively, compared to 23.3% for the same 2024 periods. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The law included, among other things, 100% bonus depreciation for qualified assets and new limitation on the deductibility of charitable donations. We do not expect the law will have a material impact on our effective tax rate. However, we anticipate the bonus depreciation will impact our deferred income taxes and income tax payments.

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

A summary of the status of our unvested RSUs and PSUs as of June 30, 2025 and changes during the first six months of 2025 is as follows:

		Weighted
		Average
		Grant Date
	RSU and PSU	Fair Value
	Aggregate Units	Per Unit
Unvested as of January 1, 2025	327,017	$267.96
Granted(1)	163,409	299.37
Vested	(1,260)	263.38
Cancelled or forfeited	(5,792)	273.86
Unvested as of June 30, 2025	483,374	$278.52
Shares reserved for future issuance (all plans)	1,221,197
(1)	Comprised of 96,973 RSUs and 65,927 PSUs granted in February 2025; and 509 RSUs granted in May 2025. The RSUs cliff vest on December 1, 2027 and the PSUs vest upon the completion of a 3-year performance period ending December 31, 2027.

As of June 30, 2025, there was $89.2 million of total unrecognized compensation cost related to unvested RSUs and PSUs that is expected to be recognized, net of actual forfeitures and cancellations, over a weighted average period of 1.9 years.

Common Stock

We have paid regular quarterly cash dividends on our common stock for 66 consecutive years. Our Board of Directors increased the quarterly dividend from $1.00 per share to $1.10 per share in February 2024 and to $1.20 per share in February 2025. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of stockholders.

On July 22, 2025, our Board of Directors declared the 2025 third quarter cash dividend of $1.20 per share of common stock, payable on August 29, 2025 to stockholders of record as of August 15, 2025.

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

Our share repurchase activity during the first six months of 2025 and 2024 was as follows:

	2025			2024
		Average Cost			Average Cost
	Shares	Per Share	Amount	Shares	Per Share	Amount
			(in millions)			(in millions)
First quarter	922,656	$274.41	$253.2	—	$—	$—
Second quarter	301,279	265.17	79.9	1,804,180	287.81	519.3
	1,223,935	$272.13	$333.1	1,804,180	$287.81	$519.3

The table above excludes shares withheld related to net share settlements upon the vesting of RSUs and PSUs to settle employees’ tax withholding obligations of $11.6 million and $24.1 million in the first six months of 2025 and 2024, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and
	Foreign Currency	Postretirement Benefit	Accumulated Other
	Translation	Plan Adjustments,	Comprehensive
	(Loss) Gain	Net of Tax	(Loss) Income
		(in millions)
Balance as of January 1, 2025	$(119.7)	$4.5	$(115.2)
Current-period change	31.0	(2.0)	29.0
Balance as of June 30, 2025	$(88.7)	$2.5	$(86.2)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit plan adjustments are net of deferred tax liabilities of $1.0 million as of June 30, 2025 and December 31, 2024. Pension and postretirement benefit plan adjustments are amortized over service periods and reflected in the amortization of net loss component of our net periodic benefit cost or recognized as a non-operating gain or loss as result of plan settlements. As our pension and postretirement benefit plan obligations are settled, the related income tax effect is released from accumulated other comprehensive loss and included in our income tax provision.

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

Note 12.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in millions, except number of shares which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$233.7	$267.8	$433.4	$570.7

Denominator:
Weighted average shares outstanding	52,610	56,878	52,841	57,109
Dilutive effect of stock-based awards	313	516	319	529
Weighted average diluted shares outstanding	52,923	57,394	53,160	57,638

Earnings per share attributable to Reliance stockholders:
Basic	$4.44	$4.71	$8.20	$9.99
Diluted	$4.42	$4.67	$8.15	$9.90

The computations of diluted earnings per share using the treasury stock method for the first six months of 2025 and 2024 do not include 99,994 and 56,217 weighted average shares, respectively, in respect of outstanding RSUs and PSUs, because their inclusion would have been anti-dilutive.

Note 13. Segment Information

We have one operating and reportable segment—metals service centers. Reliance derives revenue primarily in the United States and manages its business activities on a consolidated basis.

The measure of segment assets is reported on the accompanying consolidated balance sheet as total assets.

The measure of segment profit and loss is net income reported on the accompanying consolidated income statements.

Information about our segment revenue, net income, significant expenses, and other quantitative information is presented below:

	Metals Service Centers Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Revenues	$3,659.8	$3,643.3	$7,144.5	$7,288.1
Less:
Cost of sales (exclusive of depreciation and amortization shown below)	2,571.9	2,557.3	5,023.3	5,073.9
Compensation expense	434.6	403.2	854.7	817.0
Other segment items(1)	265.0	256.8	535.6	501.7
Depreciation and amortization expense	69.7	66.6	138.4	130.2
Interest expense	14.3	9.7	25.8	19.4
Income tax provision	70.1	81.4	132.0	173.8
Consolidated net income	$234.2	$268.3	$434.7	$572.1

Other Segment Disclosures:
Purchases of property, plant and equipment	$87.6	$98.2	$174.5	$206.9
(1)	Other segment items included in Segment net income mainly includes warehousing and delivery costs, which include among others, third-party freight, gas and oil, utilities & rent, plant supplies, and repairs and maintenance.

RELIANCE, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “Company,” “Reliance,” “we,” “our,” and “us” refer to Reliance, Inc. and all its subsidiaries that are consolidated in accordance with U.S. generally accepted accounting principles (“GAAP”), unless otherwise indicated.

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

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, as well as developments beyond our control, including, but not limited to, changes in domestic and worldwide political and economic conditions due to, among other factors, U.S. and foreign trade policies and the related impact on economic conditions, inflation and the likelihood of an economic recession that could materially impact us, our customers and suppliers, metals pricing, and demand for our products and services; U.S. and foreign trade policies specifically affecting metals product markets and pricing; the possibility that the expected benefits of acquisitions and capital expenditures may not materialize as expected; and the impacts of labor constraints and supply chain disruptions. Deteriorations in economic conditions as a result of tariffs or trade barriers, economic policies, inflation, economic recession, slowing growth, outbreaks of infectious disease, or geopolitical conflicts such as in Ukraine and the Middle East, could lead to a decline in demand for our products and services and negatively impact our business, and may also impact financial markets and corporate credit markets which could adversely impact our access to financing, or the terms of any financing. Other factors which could cause actual results to differ materially from our forward-looking statements include those disclosed in this report and in other reports we have filed with the United States Securities and Exchange Commission (the “SEC”). Important risks and uncertainties about our business can be found elsewhere in this Quarterly Report on Form 10-Q and in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC and in other documents Reliance files or furnishes with the SEC. The Company cannot at this time predict all of the impacts of domestic and foreign tariffs and trade policies, inflation, product price fluctuations, economic recession, outbreaks of infectious disease, geopolitical conflicts and related economic effects, but these factors, individually or in any combination, could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

Results of Operations

The following sets forth certain income statement data for the second quarters and first six months of 2025 and 2024 (dollars are shown in millions, except per share amounts, and certain percentages may not calculate due to rounding):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$3,659.8	100.0%	$3,643.3	100.0%	$7,144.5	100.0%	$7,288.1	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)(1)	2,571.9	70.3	2,557.3	70.2	5,023.3	70.3	5,073.9	69.6
Gross profit(2)	1,087.9	29.7	1,086.0	29.8	2,121.2	29.7	2,214.2	30.4
Warehouse, delivery, selling, general and administrative expense (“SG&A”)	706.0	19.3	667.7	18.3	1,396.2	19.5	1,339.2	18.4
Depreciation expense	59.3	1.6	55.8	1.5	117.6	1.6	109.1	1.5
Amortization expense	10.4	0.3	10.8	0.3	20.8	0.3	21.1	0.3
Operating income	$312.2	8.5%	$351.7	9.7%	$586.6	8.2%	$744.8	10.2%
Net income attributable to Reliance	$233.7	6.4%	$267.8	7.4%	$433.4	6.1%	$570.7	7.8%
Diluted earnings per share attributable to Reliance stockholders	$4.42		$4.67		$8.15		$9.90
(1)	Cost of sales in the second quarter and first six months of 2025 included $6.3 million and $8.1 million of restructuring charges, respectively.
(2)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Overview

Demand in the second quarter and first six months of 2025 was healthy in the majority of the end markets we serve, most notably in non-residential construction, despite the current uncertain trade environment. Our second quarter of 2025 tons sold were a second-quarter record following record quarterly tons sold in the first quarter of 2025; however, our operating results declined year-over-year mainly due to lower average selling prices. The declining metals pricing trend we experienced throughout 2024 and into February 2025 reversed in March 2025 when trade actions were announced. Given the strong tariff-driven momentum of both demand and metals pricing near the end of the first quarter of 2025, pricing for many carbon steel and aluminum products peaked in April, then declined for the remainder of the second quarter.

Tons sold in the second quarter and first six months of 2025 were at record levels, with tons sold increasing 4.0% and 6.4%, respectively, compared to the same periods in 2024. We believe our broad range of product and service offerings to diverse industries, expansive value-added processing capabilities, focus on smart, profitable growth, and long-standing relationships with our domestic mill suppliers supported the increases in our tons sold. Compared to the second quarter of 2024, our increase in tons sold in the second quarter of 2025 surpassed the industry-wide decline of 3.1% reported by the Metals Service Center Institute (“MSCI”) by over seven percentage points.

Our gross profit margin of 29.7% for the second quarter and first six months of 2025 remained strong and within our estimated sustainable range despite significant metals pricing volatility.

Our same-store SG&A expense for the second quarter and first six months of 2025 increased $34.6 million, or 5.3%, and $30.3 million, or 2.3%, respectively, compared to the same periods in 2024 mainly due to inflationary wage adjustments, increased variable warehousing expenses and delivery expenses associated with increases in our tons sold. On a per ton basis, our same-store SG&A expense for the second quarter of 2025 increased only 1.0% while declining 2.5% for the first six months of 2025, compared to the same periods in 2024.

Cash flow from operations of $293.5 million in the first six months of 2025 decreased from $492.6 million in the same period in 2024 mainly due to lower net income and an increase in working capital investment. Consistent with higher seasonal volume trends, we typically invest in working capital in the first six months. The rising metals pricing environment in the first six months of 2025 also required a greater investment in working capital than in the same period in 2024 in which metals prices were declining.

Returns to stockholders in the first six months of 2025 totaled $461.4 million, comprised of $333.1 million of share repurchases and $128.3 million of cash dividends, compared to $647.2 million in the same period in 2024, comprised of $519.3 million of share repurchases and $127.9 million of cash dividends.

Cash used in investing activities in the first six months of 2025 was mainly comprised of organic growth activities related to capital expenditures of $174.5 million in the first six months of 2025, which declined from $206.9 million in the first six months of 2024. In the first six months of 2025, we did not complete any new acquisitions compared to three acquisitions completed for $346.5 million in the first six months of 2024.

Acquisitions

2024 Acquisitions

We acquired each of Cooksey Iron & Metal Company on February 1, 2024; American Alloy Steel, Inc. and Mid-West Materials, Inc. on April 1, 2024; and certain assets of the FerrouSouth division of Ferragon Corporation on August 16, 2024, with cash on hand. Included in our net sales for the first six months of 2025 and 2024 were combined net sales of $193.9 million and $115.1 million, respectively, from our 2024 acquisitions.

Second Quarter and Six Months Ended June 30, 2025 Compared to Second Quarter and Six Months Ended June 30, 2024

Net Sales

	June 30,		Dollar	Percentage
	2025	2024	Change	Change

	(dollars in millions)
Net sales (three months ended)	$3,659.8	$3,643.3	$16.5	0.5%
Net sales, same-store (three months ended)	$3,565.3	$3,544.3	$21.0	0.6%
Net sales (six months ended)	$7,144.5	$7,288.1	$(143.6)	(2.0)%
Net sales, same-store (six months ended)	$6,950.6	$7,173.0	$(222.4)	(3.1)%

	June 30,		Tons	Percentage
	2025	2024	Change	Change

	(tons in thousands)
Tons sold (three months ended)	1,615.0	1,553.5	61.5	4.0%
Tons sold, same-store (three months ended)	1,560.1	1,496.3	63.8	4.3%
Tons sold (six months ended)	3,243.9	3,047.5	196.4	6.4%
Tons sold, same-store (six months ended)	3,125.8	2,979.6	146.2	4.9%

	June 30,		Price	Percentage
	2025	2024	Change	Change
Average selling price per ton sold (three months ended)	$2,273	$2,348	$(75)	(3.2)%
Average selling price per ton sold, same-store (three months ended)	$2,292	$2,371	$(79)	(3.3)%
Average selling price per ton sold (six months ended)	$2,208	$2,394	$(186)	(7.8)%
Average selling price per ton sold, same-store (six months ended)	$2,229	$2,410	$(181)	(7.5)%

Our tons sold and average selling price per ton sold exclude our toll processed tons. Our average selling price per ton sold includes intercompany transactions that are eliminated from our consolidated net sales. Same-store amounts exclude the results of our 2024 acquisitions.

We grew our tons sold in the second quarter and first six months of 2025 to record levels. Our tons sold increases reflect healthy demand in the majority of the end markets we serve, most notably in non-residential construction, despite an uncertain trade environment. Compared to the second quarter of 2024, our tons sold increase in the second quarter of 2025 surpassed the industry-wide decline of 3.1% reported by the MSCI by over seven percentage points.

Net sales for the first six months of 2025 decreased year-over-year due to a lower average selling price per ton sold. Since we primarily purchase and sell our inventories in the spot market, our average selling prices generally fluctuate with the changes in replacement costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling price per ton sold. As carbon steel sales represent a majority of our gross sales, changes in carbon steel prices have the most significant impact on changes in our average selling price per ton sold.

The mix of our total sales by major commodity products and year-over-year changes in selling prices are presented below:

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
	Sales by	Average Selling	Sales by	Average Selling
	Product	Price Per	Product	Price Per
	(% of	Ton Sold	(% of	Ton Sold
	Total Sales)	(% Change)	Total Sales)	(% Change)
Carbon steel	54%	(3.1)%	53%	(8.9)%
Aluminum	16%	2.4%	17%	0.6%
Stainless steel	13%	(8.7)%	13%	(9.7)%
Alloy	4%	4.8%	4%	0.6%

Our 2024 acquisitions did not significantly impact the selling prices of our major commodity products.

Cost of Sales and Gross Profit

	June 30,
	2025		2024
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Cost of sales (three months ended)	$2,571.9	70.3%	$2,557.3	70.2%	$14.6	0.6%
Cost of sales (six months ended)	$5,023.3	70.3%	$5,073.9	69.6%	$(50.6)	(1.0)%
Gross profit (three months ended)	$1,087.9	29.7%	$1,086.0	29.8%	$1.9	0.2%
Gross profit (six months ended)	$2,121.2	29.7%	$2,214.2	30.4%	$(93.0)	(4.2)%
LIFO expense (income), included in cost of sales (three months ended)	$25.0	0.7%	$(50.0)	(1.4)%	$75.0
LIFO expense (income), included in cost of sales (six months ended)	$50.0	0.7%	$(100.0)	(1.4)%	$150.0

The decrease in gross profit for the first six months of 2025 compared to the same period in 2024 was mainly due to a lower average selling price per ton sold that outweighed an increase in tons sold to record levels.

We record, in cost of sales, non-cash adjustments to our LIFO method inventory valuation reserve that, in effect, reflects cost of sales at current replacement costs. The changes in LIFO expense (income) were due to the rising metals pricing environment in the first six months of 2025 compared to the declining metals pricing trend in the same period in 2024. As of June 30, 2025, the inventory caption in our consolidated balance sheet includes a LIFO method inventory valuation reserve of $484.9 million.

Our gross profit margins in the second quarter and first six months of 2025 remained strong and within our estimated sustainable range despite significant metals pricing volatility.

See “Net Sales” above for trends in both demand and costs of our products, and product pricing.

Expenses

	June 30,
	2025		2024
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
SG&A expense (three months ended)	$706.0	19.3%	$667.7	18.3%	$38.3	5.7%
SG&A expense, same-store (three months ended)	$682.3	19.1%	$647.7	18.3%	$34.6	5.3%
SG&A expense (six months ended)	$1,396.2	19.5%	$1,339.2	18.4%	$57.0	4.3%
SG&A expense, same-store (six months ended)	$1,348.0	19.4%	$1,317.7	18.4%	$30.3	2.3%

Same-store SG&A expense increases in the second quarter and first six months of 2025 were mainly due to inflationary wage adjustments, increased variable warehousing expenses and delivery expenses associated with increases in our tons sold. On a per ton basis, our same-store SG&A expense for the second quarter of 2025 increased only 1.0% while declining 2.5% for the first six months of 2025, compared to the same periods in 2024.

Our same-store SG&A margin increased in the second quarter and first six months of 2025 compared to the same period in 2024 due to increases in same-store SG&A expense and a lower average selling price per ton sold.

Operating Income

	June 30,
	2025		2024
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Operating income (three months ended)	$312.2	8.5%	$351.7	9.7%	$(39.5)	(11.2)%
Operating income (six months ended)	$586.6	8.2%	$744.8	10.2%	$(158.2)	(21.2)%

Operating income for the second quarter declined mainly due to consistent gross profit and margin coupled with an increase in volume-related expenses. Operating income for the first six months of 2025 declined mainly due to lower metals pricing and gross profit margin that outweighed an increase in tons sold to record levels.

The decline in our operating income margin for the second quarter of 2025 compared to the same period in 2024 was mainly due to a lower average selling price per ton sold. Our operating income margin for the first six months of 2025 declined from the same period in 2024 as a result of a lower average selling price per ton sold and gross profit margin that outweighed improved operational leverage.

See “Net Sales” above for discussion of trends in demand, product costs and pricing, and “Expenses” for trends in our operating expenses.

Income Tax Rate

Our effective income tax rates for the second quarter and first six months of 2025 were 23.0% and 23.3%, respectively, compared to 23.3% for the same 2024 periods. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes.

Financial Condition

Operating Activities

Net cash provided by operations of $293.5 million in the first six months of 2025 decreased $199.1 million from $492.6 million in the same period in 2024. The decrease was mainly due to a $137.4 million decline in net income and changes in operating assets and liabilities. Changes in operating assets and liabilities used cash of $302.5 million in the first six months of 2025 compared to $240.3 million in the first six months of 2024. The rising metals pricing environment in the first six months of 2025 required a greater working capital investment than in the same period in 2024 during which metals prices were declining.

In the first six months of 2025, we paid income taxes of $71.0 million compared to $147.7 million in the same period in 2024. The decrease was mainly due to decreased pretax income and the impact of prior year tax overpayments.

Investing Activities

Net cash used in investing activities of $158.8 million in the first six months of 2025 decreased $403.2 million from $562.0 million in the same period in 2024. The decrease was mainly due to no acquisitions in the first six months of 2025 compared to three acquisitions completed in the same period in 2024 for $346.5 million and, to a lesser extent, a $32.4 million decrease in capital expenditures. The majority of our capital expenditures in the first six months of 2025 and 2024 related to growth activities.

Financing Activities

Net cash used in financing activities of $222.0 million in the first six months of 2025 decreased $432.1 million from $654.1 million in the same period in 2024. The decrease was mainly the result of increased net debt borrowings on our revolving credit facility and decreased share repurchases. Net debt borrowings were $282.0 million in the first six months of 2025 compared to no net debt borrowings in the same period in 2024. In the first six months of 2025, we repurchased $333.1 million of our common stock compared to $519.3 million in the same period in 2024. Our returns to stockholders also included a 9.1% increase in our quarterly dividend rate effective in the first quarter of 2025; however, our total dividend payments of $128.3 million in the first six months of 2025 were consistent with the $127.9 million paid in the first six months of 2024 as a result of a reduction in outstanding shares due to share repurchase activity.

On July 22, 2025, our Board of Directors declared the 2025 third quarter cash dividend of $1.20 per share. We have increased our quarterly dividend 32 times since our 1994 IPO, with the most recent increase of 9.1% from $1.10 to $1.20 per share effective in the first quarter of 2025. We have paid quarterly cash dividends on our common stock for 66 consecutive years and have never reduced or suspended our regular quarterly dividend.

Share Repurchase Plan

See Note 10—“Equity” to our consolidated financial statements for information on our share repurchases.

As of June 30, 2025, we had remaining authorization to repurchase $1.02 billion of our common stock under our $1.5 billion share repurchase program authorized by our Board of Directors on October 22, 2024. The share repurchase program does not obligate us to repurchase any specific number of shares in any prescribed period, does not have a specific expiration date and may be suspended or discontinued at any time.

Debt

We have a $1.5 billion unsecured revolving credit facility with $282.0 million of outstanding borrowings as of June 30, 2025 compared to no outstanding borrowings as of December 31, 2024. We also have an aggregate of $1.15 billion principal amount of senior unsecured note obligations with various maturities through 2036 issued under indentures, including $400.0 million of senior notes due in August 2025.

See Note 7—“Debt” to our consolidated financial statements for further information on our amended credit agreement and indentures governing our debt securities.

Liquidity and Capital Resources

We believe our primary sources of liquidity, including funds generated from operations, cash and cash equivalents and our $1.5 billion revolving credit facility, will be sufficient to satisfy our cash requirements and stockholder return activities over the next 12 months and beyond. As of June 30, 2025, we had $239.5 million in cash and cash equivalents and our net debt-to-total capital ratio was 14.1%, up from 10.2% as of December 31, 2024.

As of June 30, 2025, we had $401.1 million of debt obligations coming due before our $1.5 billion unsecured revolving credit facility matures on September 10, 2029, including $400.0 million of senior notes due in August 2025.

We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due, including $400.0 million of senior notes due in August 2025. In addition to funds generated from operations and approximately $1.22 billion available for borrowing on our unsecured revolving credit facility, we expect to continue to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit ratings enhance our ability to effectively raise capital. We believe our sources of liquidity will continue to be adequate to maintain operations, make necessary capital expenditures, finance strategic growth through acquisitions and internal initiatives, pay dividends and repurchase our common stock.

Covenants

The Credit Agreement and indentures governing our debt securities include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, a financial maintenance covenant that requires us to comply with a maximum total net leverage ratio.

We were in compliance with the financial maintenance covenant under our Credit Agreement as of June 30, 2025.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $2.17 billion as of June 30, 2025, or approximately 21% of total assets and 30% of total equity. Additionally, other intangible assets, net amounted to $988.7 million as of June 30, 2025, or approximately 9% of total assets and 14% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their estimated useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies are critical due to the fact that they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our most critical accounting estimates include those related to the recoverability of goodwill and other indefinite-lived intangible assets, and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

During the quarter ended June 30, 2025, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained under the captions “Legal Matters” and “Environmental Contingencies” in Note 11—“Commitments and Contingencies” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase activity for the second quarter of 2025 was as follows:

			Total Number of	Maximum Dollar
	Total Number	Average Price	Shares Purchased	Value That May
	of Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan(1)
				(in millions)
April 1 - April 30, 2025	301,279	$265.17	301,279	$1,024.5
May 1 - May 31, 2025	—	$—	—	$1,024.5
June 1 - June 30, 2025	—	$—	—	$1,024.5
Total	301,279	$265.17	301,279
(1)	All repurchases were made under our $1.5 billion share repurchase program authorized by our Board of Directors on October 22, 2024. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Under the share repurchase plan, shares may be repurchased through a variety of methods including, but not limited to, open market purchases, accelerated share repurchases, negotiated block purchases and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the second quarter of 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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
101*

The following unaudited financial information from Reliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity, and (v) related notes to these consolidated financial statements.

104*	Cover page interactive data file formatted as Inline XBRL (included in Exhibit 101).

*      Filed herewith.

**    Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE, INC.
(Registrant)

Date: July 30, 2025	By:	/s/ Arthur Ajemyan

Arthur Ajemyan
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)