Form 10-Q
period 2025-09-30
RELIANCE, INC.
filed 2025-10-28
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number: 001-13122

Reliance, Inc. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1142616 (I.R.S. Employer Identification No.)

735 N. 19th Avenue

Phoenix, Arizona 85009

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

As of October 24, 2025, 52,286,963 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$3,651.2	$3,420.3	$10,795.7	$10,708.4

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,619.6	2,414.0	7,642.9	7,487.9
Warehouse, delivery, selling, general and administrative	701.3	665.0	2,097.5	2,004.2
Depreciation and amortization	70.5	67.9	208.9	198.1
	3,391.4	3,146.9	9,949.3	9,690.2

Operating income	259.8	273.4	846.4	1,018.2

Other (income) expense:
Interest expense	14.4	10.9	40.2	30.3
Other (income) expense, net	(2.3)	2.0	(8.2)	(18.5)
Income before income taxes	247.7	260.5	814.4	1,006.4
Income tax provision	57.7	60.6	189.7	234.4
Net income	190.0	199.9	624.7	772.0
Less: net income attributable to noncontrolling interests	0.5	0.7	1.8	2.1
Net income attributable to Reliance	$189.5	$199.2	$622.9	$769.9

Earnings per share attributable to Reliance stockholders:
Basic	$3.61	$3.64	$11.82	$13.68
Diluted	$3.59	$3.61	$11.74	$13.55

Shares used in computing earnings per share:
Basic	52,482	54,691	52,720	56,297
Diluted	52,817	55,182	53,044	56,813

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$190.0	$199.9	$624.7	$772.0
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(7.8)	19.3	23.2	(3.8)
Postretirement benefit plan adjustments, net of tax	(1.0)	(0.9)	(3.0)	(2.6)
Total other comprehensive (loss) income	(8.8)	18.4	20.2	(6.4)
Comprehensive income	181.2	218.3	644.9	765.6
Less: comprehensive income attributable to noncontrolling interests	0.5	0.7	1.8	2.1
Comprehensive income attributable to Reliance	$180.7	$217.6	$643.1	$763.5

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	September 30,	December 31,
	2025	2024*
ASSETS
Current assets:
Cash and cash equivalents	$261.2	$318.1
Accounts receivable, less allowance for credit losses of $23.2 and $23.2	1,674.1	1,342.0
Inventories	2,307.9	2,026.8
Prepaid expenses and other current assets	112.5	148.2
Income taxes receivable	—	60.4
Total current assets	4,355.7	3,895.5
Property, plant and equipment, net	2,623.9	2,544.9
Operating lease right-of-use assets	303.7	275.2
Goodwill	2,168.6	2,161.8
Intangible assets, net	977.6	1,007.2
Cash surrender value of life insurance policies, net	30.1	46.0
Other long-term assets	90.1	91.2
Total assets	$10,549.7	$10,021.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$507.8	$361.9
Accrued expenses	147.5	144.4
Accrued compensation and retirement benefits	201.2	195.2
Accrued insurance costs	53.1	50.4
Current maturities of long-term debt	0.3	399.7
Current maturities of operating lease liabilities	64.5	61.4
Income taxes payable	9.6	—
Total current liabilities	984.0	1,213.0
Long-term debt	1,381.5	742.8
Operating lease liabilities	242.3	214.2
Long-term retirement benefits	28.4	26.9
Other long-term liabilities	60.7	56.8
Deferred income taxes	537.0	537.5
Total liabilities	3,233.9	2,791.2
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value and 200,000 shares authorized
Issued and outstanding shares—52,383 and 53,715	0.1	0.1
Retained earnings	7,400.2	7,334.7
Accumulated other comprehensive loss	(95.0)	(115.2)
Total Reliance stockholders’ equity	7,305.3	7,219.6
Noncontrolling interests	10.5	11.0
Total equity	7,315.8	7,230.6
Total liabilities and equity	$10,549.7	$10,021.8

* Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities:
Net income	$624.7	$772.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	208.9	198.1
Stock-based compensation expense	43.2	43.0
Other	(9.1)	5.0
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(331.0)	(51.9)
Inventories	(275.4)	(52.3)
Prepaid expenses and other assets	154.4	105.7
Accounts payable and other liabilities	139.6	(63.1)
Net cash provided by operating activities	555.3	956.5

Investing activities:
Acquisitions, net of cash acquired	(2.8)	(366.7)
Purchases of property, plant and equipment	(255.7)	(319.7)
Proceeds from sales of property, plant and equipment	13.8	4.0
Other	12.0	9.0
Net cash used in investing activities	(232.7)	(673.4)

Financing activities:
Proceeds from long-term debt borrowings	2,062.0	663.0
Principal payments on long-term debt	(1,824.0)	(538.0)
Cash dividends and dividend equivalents	(191.2)	(188.5)
Share repurchases	(394.0)	(951.3)
Taxes paid related to net share settlement of restricted stock units	(11.8)	(29.6)
Excise tax on repurchase of common shares	(10.0)	—
Other	(18.2)	(4.3)
Net cash used in financing activities	(387.2)	(1,048.7)
Effect of exchange rate changes on cash and cash equivalents	7.7	—
Decrease in cash and cash equivalents	(56.9)	(765.6)
Cash and cash equivalents, beginning balance	318.1	1,080.2
Cash and cash equivalents, ending balance	$261.2	$314.6

Supplemental cash flow information:
Interest paid	$37.8	$27.7
Income taxes paid, net	$115.7	$197.1

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total equity, beginning balance	$7,244.1	$7,633.0	$7,230.6	$7,732.8

Common stock and additional paid-in capital:
Beginning balance	0.1	0.1	0.1	0.1
Stock-based compensation	15.1	16.1	43.2	43.0
Taxes paid related to net share settlement of restricted stock units	(0.1)	(5.3)	(0.1)	(18.5)
Share repurchases	(15.0)	(10.8)	(43.1)	(24.5)
Ending balance	0.1	0.1	0.1	0.1

Retained earnings:
Beginning balance	7,320.2	7,724.4	7,334.7	7,798.9
Net income attributable to Reliance	189.5	199.2	622.9	769.9
Cash dividends	(62.9)	(60.2)	(189.7)	(185.9)
Dividend equivalents paid on vested restricted stock units	—	(0.4)	(1.5)	(2.6)
Taxes paid related to net share settlement of restricted stock units	(0.1)	(0.2)	(11.7)	(11.1)
Share repurchases	(45.9)	(421.2)	(350.9)	(926.8)
Excise tax on repurchase of common shares	(0.6)	(8.1)	(3.6)	(8.9)
Ending balance	7,400.2	7,433.5	7,400.2	7,433.5

Accumulated other comprehensive loss:
Beginning balance	(86.2)	(101.5)	(115.2)	(76.7)
Other comprehensive (loss) income	(8.8)	18.4	20.2	(6.4)
Ending balance	(95.0)	(83.1)	(95.0)	(83.1)

Total Reliance stockholders' equity, ending balance	7,305.3	7,350.5	7,305.3	7,350.5

Noncontrolling interests:
Beginning balance	10.0	10.0	11.0	10.5
Comprehensive income	0.5	0.7	1.8	2.1
Acquisition	—	—	—	0.3
Dividends paid	—	—	(2.3)	(2.2)
Ending balance	10.5	10.7	10.5	10.7

Total equity, ending balance	$7,315.8	$7,361.2	$7,315.8	$7,361.2

Cash dividends declared per common share	$1.20	$1.10	$3.60	$3.30

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

Note 2. Acquisitions

2024 Acquisitions

We acquired each of Cooksey Iron & Metal Company on February 1, 2024; American Alloy Steel, Inc. and Mid-West Materials, Inc. on April 1, 2024; and certain assets of the FerrouSouth division of Ferragon Corporation on August 16,

2024, with cash on hand. Included in our net sales for the nine months ended September 30, 2025 and 2024 were combined net sales of $294.3 million and $203.9 million, respectively, from our 2024 acquisitions.

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

Summary purchase price allocation information for all acquisitions

All of the acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocations of each acquisition’s purchase price as of September 30, 2025. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

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

Pro forma financial information for all acquisitions

Pro forma financial results reflect our consolidated results of operations as if our 2024 acquisitions had occurred as of January 1, 2023, after the effect of certain adjustments, including lease cost fair value adjustments, amortization of inventory step-down to fair value adjustments included in cost of sales, depreciation and amortization of certain identifiable property, plant and equipment and intangible assets. Pro forma results for the third quarter and nine months ended September 30, 2024 have been provided for comparative purposes only and are not indicative of what would have occurred had the 2024 acquisitions been made as of January 1, 2023 or of any potential results which may occur in the future.

Pro forma net sales were $3,422.4 million and $10,816.9 million for the third quarter and nine months ended September 30, 2024, respectively. The differences between our reported and pro forma results for the third quarter and nine months ended September 30, 2024 were insignificant.

Note 3. Revenues

The following table presents our net sales disaggregated by product and service:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in millions)
Carbon steel	$2,032.5	$1,856.2	$5,980.9	$5,894.8
Aluminum	621.5	576.3	1,847.0	1,760.2
Stainless steel	489.9	513.9	1,482.3	1,595.6
Alloy	159.6	155.9	485.5	494.6
Toll processing and logistics	167.1	157.1	491.6	476.1
Copper and brass	102.6	78.4	283.2	240.7
Miscellaneous and eliminations	78.0	82.5	225.2	246.4
Total	$3,651.2	$3,420.3	$10,795.7	$10,708.4

Note 4. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	September 30,	December 31,
	2025	2024

	(in millions)
Land	$299.6	$297.2
Buildings	1,783.1	1,689.2
Machinery and equipment	2,751.9	2,643.2
Construction in progress	283.3	297.0
Property, plant and equipment, gross	5,117.9	4,926.6
Less: accumulated depreciation	(2,494.0)	(2,381.7)
Property, plant and equipment, net	$2,623.9	$2,544.9

As of September 30, 2025 and December 31, 2024, noncash investing activity included $6.3 million and $7.3 million of capital expenditures, respectively, included in accounts payable and accrued expenses.

Note 5. Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance as of January 1, 2025	$2,161.8
Acquisitions	2.8
Purchase price allocation adjustments	0.7
Foreign currency translation	3.3
Balance as of September 30, 2025	$2,168.6

We had no accumulated impairment losses related to goodwill as of September 30, 2025 and December 31, 2024.

Note 6. Intangible Assets, Net

Intangible assets, net consisted of the following:

		September 30, 2025		December 31, 2024
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization

		(in millions)
Intangible assets subject to amortization:
Customer lists/relationships	13.9	$754.5	$(589.1)	$753.4	$(559.6)
Backlog of orders	7.9	21.6	(10.5)	21.0	(8.2)
Other	9.3	10.2	(9.7)	10.2	(9.6)
		786.3	(609.3)	784.6	(577.4)
Intangible assets not subject to amortization:
Trade names		800.6	—	800.0	—
		$1,586.9	$(609.3)	$1,584.6	$(577.4)

Changes in the carrying amount of intangible assets, net are as follows:

(in millions)
Balance as of January 1, 2025	$1,007.2
Amortization expense	(31.1)
Foreign currency translation	1.5
Balance as of September 30, 2025	$977.6

The following is a summary of estimated future amortization expense:

(in millions)
2025 (remaining three months)	$8.1
2026	29.7
2027	29.0
2028	27.5
2029	25.4
Thereafter	57.3
$177.0

Note 7. Debt

Debt consisted of the following:

	September 30,	December 31,
	2025	2024

	(in millions)
Unsecured revolving credit facility maturing September 10, 2029	$238.0	$—
Unsecured term loan due August 14, 2028	400.0	—
Senior unsecured notes, interest payable semi-annually at 1.30%, effective rate of 1.53%, repaid August 15, 2025	—	400.0
Senior unsecured notes, interest payable semi-annually at 2.15%, effective rate of 2.27%, maturing August 15, 2030	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 6.85%, effective rate of 6.91%, maturing November 15, 2036	250.0	250.0
Other notes	1.1	1.1
Total	1,389.1	1,151.1
Less: unamortized discount and debt issuance costs	(7.3)	(8.6)
Less: amounts due within one year	(0.3)	(399.7)
Total long-term debt	$1,381.5	$742.8

The weighted average effective interest rates on the Company’s outstanding borrowings as of September 30, 2025 and December 31, 2024 were 4.38% and 3.02%, respectively.

Unsecured Revolving Credit Facility

On September 10, 2024, we entered into a $1.5 billion unsecured five-year revolving credit facility (“Credit Agreement”) that amended and restated our then-existing $1.5 billion unsecured revolving credit facility. As of September 30, 2025, borrowings under the Credit Agreement were available at variable rates based on the Secured Overnight Financing Rate (“SOFR”) plus 1.00% or the bank prime rate and we currently pay a commitment fee at an annual rate of 0.10% on the unused portion of the revolving credit facility. The applicable margins over SOFR and prime rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our total net leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

The weighted average interest rate on borrowings outstanding on the revolving credit facility was 5.27% as of September 30, 2025. We had no outstanding borrowings under the revolving credit facility as of December 31, 2024. We had $1.1 million of letters of credit outstanding under the revolving credit facility as of September 30, 2025 and December 31, 2024.

Unsecured Term Loan

On August 14, 2025, we entered into a $400.0 million unsecured Term Loan Agreement (“Term Loan”) maturing August 14, 2028. The proceeds were used to repay our $400.0 million senior unsecured notes maturing August 15, 2025. As of September 30, 2025, the borrowing under the Term Loan bore interest at SOFR plus 0.75%. The applicable interest rate margin over SOFR is subject to adjustment every quarter based on our total net leverage ratio that is defined similarly as in our Credit Agreement. The outstanding balance under the Term Loan can be prepaid without penalty.

The interest rate on the outstanding balance of the term loan was 4.90% as of September 30, 2025.

Senior Unsecured Notes

On August 15, 2025, we repaid, at maturity, the $400.0 million aggregate outstanding principal amount of our 1.30% unsecured senior notes with the proceeds from the Term Loan.

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

Letter of Credit/Letters of Guarantee Facility

We have a $50.0 million standby letters of credit/letters of guarantee agreement with one of the lenders under our Credit Agreement. We had $35.1 million and $29.2 million outstanding under this facility as of September 30, 2025 and December 31, 2024, respectively.

Covenants

The Credit Agreement, Term Loan and indentures governing our debt securities include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement and Term Loan include, among other things, a financial maintenance covenant that requires us to comply with a maximum total net leverage ratio. We were in compliance with the financial maintenance covenant under our Credit Agreement and Term Loan as of September 30, 2025.

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

The following is a summary of our lease cost:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in millions)
Operating lease cost	$21.0	$19.2	$62.3	$54.4
Variable fees and other(1)	7.9	8.2	23.1	24.1
Total lease cost	$28.9	$27.4	$85.4	$78.5
(1)	Includes variable lease payments and costs of short-term leases.

Supplemental cash flow and balance sheet information is presented below:

	Nine Months Ended
	September 30,
	2025	2024

	(in millions)
Supplemental cash flow information:
Cash payments for operating leases	$84.5	$78.0
Right-of-use assets obtained in exchange for operating lease obligations	$81.5	$66.3

	September 30,	December 31,
	2025	2024
Other lease information:
Weighted average remaining lease term—operating leases	6.6 years	6.3 years
Weighted average discount rate—operating leases	4.9%	4.6%

Maturities of operating lease liabilities as of September 30, 2025 are as follows:

(in millions)
2025 (remaining three months)	$20.5
2026	74.6
2027	63.7
2028	53.2
2029	44.4
Thereafter	106.6
Total operating lease payments	363.0
Less: imputed interest	(56.2)
Total operating lease liabilities	$306.8

Note 9.  Income Taxes

Our effective income tax rate for the third quarters and nine months ended September 30, 2025 and 2024 was 23.3%. The difference between our effective income tax rate and the U.S. federal statutory rate of 21.0% was mainly due to state income taxes.

On July 4, 2025, the One Big Beautiful Bill Act was enacted. The law included, among other things, 100% bonus depreciation for qualified assets and new limitation on the deductibility of charitable donations. We do not expect the law will have a significant impact on our effective tax rate. However, we anticipate the bonus depreciation will impact our deferred income taxes and decrease our income tax payments in the short term.

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

The following summarizes the activity of our unvested RSUs and PSUs for the nine months ended September 30, 2025:

		Weighted
		Average
		Grant Date
	RSU and PSU	Fair Value
	Aggregate Units	Per Unit
Unvested as of January 1, 2025	327,017	$267.96
Granted(1)	167,931	299.96
Vested	(3,969)	264.48
Cancelled or forfeited	(12,438)	277.97
Unvested as of September 30, 2025	478,541	$278.96
Shares reserved for future issuance (all plans)	1,223,731
(1)	Comprised of 96,973 RSUs and 65,927 PSUs granted in February 2025; 509 RSUs granted in May 2025; and 2,261 RSUs and 2,261 PSUs granted in July 2025. The RSUs cliff vest on December 1, 2027 and the PSUs vest upon the completion of a 3-year performance period ending December 31, 2027.

As of September 30, 2025, there was $73.8 million of total unrecognized compensation cost related to unvested RSUs and PSUs that is expected to be recognized, net of actual forfeitures and cancellations, over a weighted average period of 1.8 years.

Common Stock

We have paid regular quarterly cash dividends on our common stock for 66 consecutive years. Our Board of Directors increased the quarterly dividend from $1.00 per share to $1.10 per share in February 2024 and to $1.20 per share in February 2025.

On October 10, 2025, our Board of Directors declared the 2025 fourth quarter cash dividend of $1.20 per share of common stock, payable on December 5, 2025 to stockholders of record as of November 21, 2025.

Share Repurchases

As of September 30, 2025, we had remaining authorization to repurchase $963.6 million of our common stock under our $1.5 billion share repurchase program authorized by our Board of Directors on October 22, 2024. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

Our share repurchase activity during the nine months ended September 30, 2025 and 2024 was as follows:

	2025			2024
		Average Cost			Average Cost
	Shares	Per Share	Amount	Shares	Per Share	Amount
			(in millions)			(in millions)
First quarter	922,656	$274.41	$253.2	—	$—	$—
Second quarter	301,279	265.17	79.9	1,804,180	287.81	519.3
Third quarter	211,873	287.71	60.9	1,535,266	281.37	432.0
	1,435,808	$274.43	$394.0	3,339,446	$284.85	$951.3

The table above excludes shares withheld related to net share settlements upon the vesting of RSUs and PSUs to settle employees’ tax withholding obligations of $11.8 million and $29.6 million in the nine months ended September 30, 2025 and 2024, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and
	Foreign Currency	Postretirement Benefit	Accumulated Other
	Translation	Plan Adjustments,	Comprehensive
	(Loss) Gain	Net of Tax	(Loss) Income
		(in millions)
Balance as of January 1, 2025	$(119.7)	$4.5	$(115.2)
Current-period change	23.2	(3.0)	20.2
Balance as of September 30, 2025	$(96.5)	$1.5	$(95.0)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit plan adjustments are net of deferred tax liabilities of $1.0 million as of September 30, 2025 and December 31, 2024. Pension and postretirement benefit plan adjustments are amortized over service periods and reflected in the amortization of net loss component of our net periodic benefit cost or recognized as a non-operating gain or loss as result of plan settlements. As our pension and postretirement benefit plan obligations are settled, the related income tax effect is released from accumulated other comprehensive loss and included in our income tax provision.

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

Note 12.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in millions, except number of shares which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$189.5	$199.2	$622.9	$769.9

Denominator:
Weighted average shares outstanding	52,482	54,691	52,720	56,297
Dilutive effect of stock-based awards	335	491	324	516
Weighted average diluted shares outstanding	52,817	55,182	53,044	56,813

Earnings per share attributable to Reliance stockholders:
Basic	$3.61	$3.64	$11.82	$13.68
Diluted	$3.59	$3.61	$11.74	$13.55

The computations of diluted earnings per share using the treasury stock method for the nine months ended September 30, 2025 and 2024 do not include 67,801 and 39,716 weighted average shares, respectively, in respect of outstanding RSUs and PSUs, because their inclusion would have been anti-dilutive.

Note 13. Segment Information

We have one operating and reportable segment—metals service centers. Reliance derives revenue primarily in the United States and manages its business activities on a consolidated basis.

The measure of segment assets is reported on the accompanying consolidated balance sheet as total assets.

The measure of segment profit and loss is net income reported on the accompanying consolidated income statements.

Information about our segment revenue, net income, significant expenses, and other quantitative information is presented below:

	Metals Service Centers Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Net sales	$3,651.2	$3,420.3	$10,795.7	$10,708.4
Less:
Cost of sales (exclusive of depreciation and amortization shown below)	2,619.6	2,414.0	7,642.9	7,487.9
Compensation expense	427.2	401.4	1,281.9	1,218.4
Other segment items(1)	271.8	265.6	807.4	767.3
Depreciation and amortization expense	70.5	67.9	208.9	198.1
Interest expense	14.4	10.9	40.2	30.3
Income tax provision	57.7	60.6	189.7	234.4
Net income	$190.0	$199.9	$624.7	$772.0

Other Segment Disclosures:
Purchases of property, plant and equipment	$81.2	$112.8	$255.7	$319.7
(1)	Other segment items mainly consist of warehousing and delivery costs, which include among others, third-party freight, gas and oil, utilities & rent, plant supplies, and repairs and maintenance.

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

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, as well as developments beyond our control, including, but not limited to: changes in domestic and worldwide political and economic conditions including inflation, U.S. and foreign trade policies, slowing economic growth or other macroeconomic factors that could materially impact us, our customers and suppliers, metals pricing, and demand for our products and services; U.S. and foreign trade policies specifically affecting metals product markets and pricing; the possibility that the expected benefits of acquisitions and capital expenditures may not materialize as expected; and the impacts of labor constraints and supply chain disruptions. Deteriorations in economic conditions as a result of tariffs or trade barriers, economic policies, inflation, economic recession, slowing growth, outbreaks of infectious disease, or geopolitical conflicts such as in Ukraine and the Middle East, could lead to a decline in demand for our products and services and negatively impact our business, and may also impact financial markets and corporate credit markets which could adversely impact our access to financing, or the terms of any financing. Other factors which could cause actual results to differ materially from our forward-looking statements include those disclosed in this report and in other reports we have filed with the United States Securities and Exchange Commission (the “SEC”). Important risks and uncertainties about our business can be found elsewhere in this Quarterly Report on Form 10-Q and in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC and in other documents Reliance files or furnishes with the SEC. The Company cannot at this time predict all of the impacts of domestic and foreign tariffs and trade policies, inflation, product price fluctuations, economic recession, outbreaks of infectious disease, geopolitical conflicts and related economic effects, but these factors, individually or in any combination, could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

Results of Operations

The following sets forth certain income statement data for the three and nine months ended September 30, 2025 and 2024, respectively (dollars are shown in millions, except per share amounts, and certain percentages may not calculate due to rounding):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$3,651.2	100.0%	$3,420.3	100.0%	$10,795.7	100.0%	$10,708.4	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)(1)	2,619.6	71.7	2,414.0	70.6	7,642.9	70.8	7,487.9	69.9
Gross profit(2)	1,031.6	28.3	1,006.3	29.4	3,152.8	29.2	3,220.5	30.1
Warehouse, delivery, selling, general and administrative expense (“SG&A”)	701.3	19.2	665.0	19.4	2,097.5	19.4	2,004.2	18.7
Depreciation expense	60.2	1.6	56.9	1.7	177.8	1.6	166.0	1.6
Amortization expense	10.3	0.3	11.0	0.3	31.1	0.3	32.1	0.3
Operating income	$259.8	7.1%	$273.4	8.0%	$846.4	7.8%	$1,018.2	9.5%
Net income attributable to Reliance	$189.5	5.2%	$199.2	5.8%	$622.9	5.8%	$769.9	7.2%
Diluted earnings per share attributable to Reliance stockholders	$3.59		$3.61		$11.74		$13.55
(1)	Cost of sales in the third quarter and nine months ended September 30, 2025 included $0.8 million and $8.9 million of restructuring charges, respectively, compared to $1.7 million in the 2024 periods.
(2)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Overview

We experienced growth in shipments across most of the end markets we serve during the third quarter and nine months ended September 30, 2025, with non-residential construction showing particular resilience despite ongoing uncertainty around North American trade policy. Tons sold increased 6.2% compared to the third quarter of 2024 to a third-quarter record, maintaining our year-to-date tons sold at a record level. However, our operating results for both the three and nine-month periods declined year-over-year due to lower gross profit margin and higher SG&A expense.

Compared to the third quarter of 2024, the increase in our tons sold in the third quarter of 2025 surpassed the industry-wide decline of 2.9% reported by the Metals Service Center Institute (“MSCI”) by approximately nine percentage points. We believe our scale, product and end market diversity, and exceptional customer service, including next day delivery and extensive value-added processing capabilities, were instrumental in outperforming our competition and capturing significant market share during these uncertain times.

Gross profit margins for the third quarter and nine months ended September 30, 2025 were 28.3% and 29.2%, respectively, down 1.1 and 0.9 percentage points from the same periods in 2024, respectively. While tariffs imposed in the first half of 2025 initially supported higher selling prices, this positive impact was short-lived as the price increases were not demand driven, leading to short-term gross margin pressure–particularly for carbon steel products which represent the majority of our sales.

Our same-store SG&A expense increased 5.1% for the third quarter of 2025 and 3.2% for the nine months ended September 30, 2025 compared to the prior-year periods. Our SG&A expense increases reflected inflationary wage adjustments and increased variable warehousing and delivery expenses associated with increases in tons sold. Our third quarter of 2025 same-store SG&A expense increase also was impacted by higher incentive-based compensation as a result of an approximately 30% increase in first-in, first-out (“FIFO”) pretax income profitability.

Cash flow from operations of $555.3 million in the nine months ended September 30, 2025 decreased from $956.5 million in the same period in 2024 mainly due to an increase in working capital. The significant increase in tons sold during a rising metals pricing environment required a substantial investment in working capital. In contrast, the same period in 2024 saw declining metals prices and a more modest increase in volume, resulting in a lower working capital requirement.

Returns to our stockholders in the nine months ended September 30, 2025 of $585.2 million declined from $1.14 billion in the same period in 2024 due to a decrease in share repurchases and relatively consistent cash dividends despite dividends per share increasing 9.1% in the first quarter of 2025.

Our spending on growth-related activities decreased significantly during the nine months ended September 30, 2025 compared to the same period in 2024, which included $366.7 million spent on four acquisitions. No acquisitions were completed during the 2025 period. Our organic growth activities related to capital expenditures in the nine months ended September 30, 2025 were $255.7 million, which declined $64.0 million from the same period in 2024.

Acquisitions

2024 Acquisitions

We acquired each of Cooksey Iron & Metal Company on February 1, 2024; American Alloy Steel, Inc. and Mid-West Materials, Inc. on April 1, 2024; and certain assets of the FerrouSouth division of Ferragon Corporation on August 16, 2024, with cash on hand. Included in our net sales for the nine months ended September 30, 2025 and 2024 were combined net sales of $294.3 million and $203.9 million, respectively, from our 2024 acquisitions.

Third quarter and Nine Months Ended September 30, 2025 Compared to Third quarter and Nine Months Ended September 30, 2024

Net Sales

	September 30,		Dollar	Percentage
	2025	2024	Change	Change

	(dollars in millions)
Net sales (three months ended)	$3,651.2	$3,420.3	$230.9	6.8%
Net sales, same-store (three months ended)	$3,550.8	$3,331.5	$219.3	6.6%
Net sales (nine months ended)	$10,795.7	$10,708.4	$87.3	0.8%
Net sales, same-store (nine months ended)	$10,501.4	$10,504.5	$(3.1)	0.0%

	September 30,		Tons	Percentage
	2025	2024	Change	Change

	(tons in thousands)
Tons sold (three months ended)	1,615.5	1,521.4	94.1	6.2%
Tons sold, same-store (three months ended)	1,554.2	1,471.5	82.7	5.6%
Tons sold (nine months ended)	4,859.4	4,568.9	290.5	6.4%
Tons sold, same-store (nine months ended)	4,680.0	4,451.1	228.9	5.1%

	September 30,		Price	Percentage
	2025	2024	Change	Change
Average selling price per ton sold (three months ended)	$2,271	$2,246	$25	1.1%
Average selling price per ton sold, same-store (three months ended)	$2,296	$2,262	$34	1.5%
Average selling price per ton sold (nine months ended)	$2,229	$2,345	$(116)	(4.9)%
Average selling price per ton sold, same-store (nine months ended)	$2,251	$2,361	$(110)	(4.7)%

Tons sold and average selling price per ton sold exclude our toll processed tons. Our average selling price per ton sold includes intercompany transactions that are eliminated from our consolidated net sales. Same-store amounts exclude the results of our 2024 acquisitions.

Net sales for the third quarter of 2025 increased year-over-year due to record third-quarter tons sold and a moderate increase in average selling price per ton sold. Our tons sold in the nine months ended September 30, 2025 were at a record level.

Our tons sold increases reflect market share gains during a period of ongoing trade policy uncertainty. We believe uncertainty in the market has led our customers to purchase more frequently and in smaller quantities which are core tenets of our differentiated operational strategy. We believe these shifts in customer buying patterns, combined with our scale, diverse product offerings, extensive value-added processing capabilities, and high levels of customer service supported our tons sold increase in the third quarter of 2025 which surpassed the industry performance reported by the MSCI by approximately nine percentage points.

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

The mix of our total sales by major commodity products and year-over-year changes in selling prices are presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
	Sales by	Average Selling	Sales by	Average Selling
	Product	Price Per	Product	Price Per
	(% of	Ton Sold	(% of	Ton Sold
	Total Sales)	(% Change)	Total Sales)	(% Change)
Carbon steel	54%	3.0%	54%	(5.2)%
Aluminum	17%	7.4%	17%	2.8%
Stainless steel	13%	(8.1)%	13%	(9.2)%
Alloy	4%	4.3%	4%	1.8%

Our 2024 acquisitions did not significantly impact the mix of our total sales and selling prices of our major commodity products.

Cost of Sales and Gross Profit

	September 30,
	2025		2024
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Cost of sales (three months ended)	$2,619.6	71.7%	$2,414.0	70.6%	$205.6	8.5%
Cost of sales (nine months ended)	$7,642.9	70.8%	$7,487.9	69.9%	$155.0	2.1%
Gross profit (three months ended)	$1,031.6	28.3%	$1,006.3	29.4%	$25.3	2.5%
Gross profit (nine months ended)	$3,152.8	29.2%	$3,220.5	30.1%	$(67.7)	(2.1)%
LIFO expense (income), included in cost of sales (three months ended)	$25.0	0.6%	$(50.0)	(1.5)%	$75.0
LIFO expense (income), included in cost of sales (nine months ended)	$75.0	0.7%	$(150.0)	(1.4)%	$225.0

The changes in gross profit for the third quarter and nine months ended September 30, 2025 compared to the same periods in 2024 were mainly due to changes in our average selling price per ton sold.

We record, in cost of sales, non-cash adjustments to our LIFO method inventory valuation reserve that, in effect, reflect cost of sales at current replacement costs. The changes in LIFO expense (income) were due to the rising metals pricing environment in the nine months ended September 30, 2025 compared to the declining metals pricing trend in the same period in 2024. As of September 30, 2025, the inventory caption in our consolidated balance sheet includes a LIFO method inventory valuation reserve of $509.9 million.

See “Overview” above for discussion of ongoing North American trade policy uncertainty and its impact on our gross profit margin and “Net Sales” above for discussion of trends in both demand and costs of our products, and product pricing.

Expenses

	September 30,
	2025		2024
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
SG&A expense (three months ended)	$701.3	19.2%	$665.0	19.4%	$36.3	5.5%
SG&A expense, same-store (three months ended)	$677.0	19.1%	$644.4	19.3%	$32.6	5.1%
SG&A expense (nine months ended)	$2,097.5	19.4%	$2,004.2	18.7%	$93.3	4.7%
SG&A expense, same-store (nine months ended)	$2,025.0	19.3%	$1,962.1	18.7%	$62.9	3.2%

Our same-store SG&A expense increases reflected inflationary wage adjustments and increased variable warehousing and delivery expenses associated with increases in our tons sold. The increase in our same-store SG&A expense for the third quarter of 2025 also included higher incentive-based compensation due to an approximately 30% increase in FIFO pretax income profitability. On a per ton basis, our same-store SG&A expense for the third quarter and nine months ended September 30, 2025 declined 0.5% and 1.8%, respectively, compared to the same periods in 2024.

Our same-store SG&A margin increased in the nine months ended September 30, 2025 compared to the same period in 2024 due to an increase in same-store SG&A expense and flat net sales.

Operating Income

	September 30,
	2025		2024
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Operating income (three months ended)	$259.8	7.1%	$273.4	8.0%	$(13.6)	(5.0)%
Operating income (nine months ended)	$846.4	7.8%	$1,018.2	9.5%	$(171.8)	(16.9)%

Operating income for the third quarter of 2025 declined year-over-year mainly due to a decline in gross profit margin that outweighed an increase in tons sold. Operating income for the nine months ended September 30, 2025 declined from the same period in 2024 mainly due to lower metals pricing and decline in gross profit margin that outweighed an increase in tons sold.

Our operating income margin for the third quarter of 2025 declined year-over-year mainly due to a lower gross profit margin. Our operating income margin for the nine months ended September 30, 2025 declined from the same period in 2024 due to lower average selling price per ton sold and decline in gross profit margin that outweighed improved operational leverage.

See “Net Sales” above for discussion of trends in demand, product costs and pricing, and “Expenses” for trends in our operating expenses.

Income Tax Rate

Our effective income tax rate for the third quarters and nine months ended September 30, 2025 and 2024 was 23.3%. The difference between our effective income tax rate and the U.S. federal statutory rate of 21.0% was mainly due to state income taxes.

Financial Condition

Operating Activities

Net cash provided by operations of $555.3 million in the nine months ended September 30, 2025 decreased $401.2 million from $956.5 million in the same period in 2024. The decrease was mainly due to an increase in working capital. The rising metals pricing environment in the nine months ended September 30, 2025 required a greater working capital investment than in the same period in 2024 during which metals prices were declining.

In the nine months ended September 30, 2025, we paid income taxes of $115.7 million compared to $197.1 million in the same period in 2024. The decrease was mainly due to decreased pretax income, the impact of prior year tax overpayments and the 100% bonus depreciation included in the One Big Beautiful Bill Act enacted on July 4, 2025.

Investing Activities

Net cash used in investing activities was $232.7 million in the nine months ended September 30, 2025, a decrease of $440.7 million from $673.4 million in the same period in 2024. The decrease was mainly due to $366.7 million spent on four acquisitions in the 2024 nine-month period. No acquisitions were completed in 2025. Our investments in capital expenditures also declined $64.0 million year-over-year. The majority of our capital expenditures in the nine months ended September 30, 2025 and 2024 related to growth activities.

Financing Activities

Net cash used in financing activities of $387.2 million in the nine months ended September 30, 2025 decreased $661.5 million from $1.05 billion in the same period in 2024. The decrease was mainly the result of decreased share repurchases and increased net debt borrowings under our revolving credit facility. In the nine months ended September 30, 2025, we repurchased $394.0 million of our common stock compared to $951.3 million in the same period in 2024. Net debt borrowings were $238.0 million in the nine months ended September 30, 2025 compared to $125.0 million in the same period in 2024. Our returns to stockholders also included a 9.1% increase in our quarterly dividend rate effective in the first quarter of 2025; however, our total dividend payments of $191.2 million in the nine months ended September 30, 2025 were only slightly higher than the $188.5 million paid in the same period in 2024 as a result of a reduction in outstanding shares due to share repurchase activity.

On October 10, 2025, our Board of Directors declared the 2025 fourth quarter cash dividend of $1.20 per share. We have increased our quarterly dividend 32 times since our 1994 IPO, with the most recent increase of 9.1% from $1.10 to $1.20 per share effective in the first quarter of 2025. We have paid quarterly cash dividends on our common stock for 66 consecutive years and have never reduced or suspended our regular quarterly dividend.

Share Repurchase Plan

See Note 10—“Equity” to our consolidated financial statements for information on our share repurchases.

As of September 30, 2025, we had remaining authorization to repurchase $963.6 million of our common stock under our $1.5 billion share repurchase program authorized by our Board of Directors on October 22, 2024. The share repurchase program does not obligate us to repurchase any specific number of shares in any prescribed period, does not have a specific expiration date and may be suspended or discontinued at any time.

Debt

We have a $1.5 billion unsecured revolving credit facility (“Credit Agreement”) with $238.0 million of outstanding borrowings as of September 30, 2025. The unsecured revolving credit facility had no outstanding borrowings as of December 31, 2024.

On August 14, 2025, we entered into a $400.0 million unsecured Term Loan Agreement (“Term Loan”) maturing August 14, 2028. The proceeds from the Term Loan were used to repay our $400.0 million senior unsecured notes maturing August 15, 2025.

As of September 30, 2025, we had an aggregate of $750.0 million principal amount of senior unsecured note obligations with maturities in 2030 and 2036, issued under indentures.

See Note 7—“Debt” to our consolidated financial statements for further information on our Credit Agreement, Term Loan and indentures governing our debt securities.

Liquidity and Capital Resources

We believe our primary sources of liquidity, including funds generated from operations, cash and cash equivalents and our $1.5 billion revolving credit facility, will be sufficient to satisfy our cash requirements and stockholder return activities over the next 12 months and beyond. As of September 30, 2025, we had $261.2 million in cash and cash equivalents and our net debt-to-total capital ratio was 13.3%, up from 10.2% as of December 31, 2024.

As of September 30, 2025, we had $401.1 million of debt obligations coming due before our $1.5 billion unsecured revolving credit facility matures on September 10, 2029.

We believe that we will continue to have sufficient liquidity to fund our future operating needs. In addition to funds generated from operations and $1.26 billion available for borrowing on our unsecured revolving credit facility, we expect to continue to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit ratings enhance our ability to effectively raise capital. We believe our sources of liquidity will continue to be adequate to maintain operations, make necessary capital expenditures, finance strategic growth through acquisitions and internal initiatives, pay dividends and repurchase our common stock.

Covenants

The Credit Agreement, Term Loan and indentures governing our debt securities include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement and Term Loan include, among other things, a financial maintenance covenant that requires us to comply with a maximum total net leverage ratio.

We were in compliance with the financial maintenance covenant under our Credit Agreement and Term Loan as of September 30, 2025.

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. Our overall operations have not shown any material seasonal trends as a result of our geographic, product and customer diversity. Typically, revenues in the months of July, November and December have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from holidays observed by the Company as well as vacation and extended holiday closures at some of our customers. The number of shipping days in each quarter has an impact on our quarterly sales and profitability. We cannot predict whether period-to-period fluctuations will be consistent with historical patterns. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $2.17 billion as of September 30, 2025, or approximately 21% of total assets and 30% of total equity. Additionally, other intangible assets, net amounted to $977.6 million as of September 30, 2025, or approximately 9% of total assets and 13% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their estimated useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

During the quarter ended September 30, 2025, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Website Disclosure

The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at www.reliance.com, and our investors relations website, https://investor.reliance.com. At our investor relations website, https://investor.reliance.com, we make available, free of charge, a variety of information for investors, including access to our financial reports after we file or furnish them with the SEC and they are available on the SEC's website at www.sec.gov. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Investor Email Alerts” section under “Resources” at https://investor.reliance.com. Our website address is for informational purposes only and is not intended for use as a hyperlink. We are not incorporating any material on our website into this Quarterly report on Form 10-Q or in any other report or document we file with the SEC.

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

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained under the captions “Legal Matters” and “Environmental Contingencies” in Note 11—“Commitments and Contingencies” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase activity for the third quarter of 2025 was as follows:

			Total Number of	Maximum Dollar
	Total Number	Average Price	Shares Purchased	Value That May
	of Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan(1)
				(in millions)
July 1 - July 31, 2025	59,189	$296.93	59,189	$1,006.9
August 1 - August 31, 2025	113,336	$286.09	113,336	$974.5
September 1 - September 30, 2025	39,348	$278.50	39,348	$963.6
Total	211,873	$287.71	211,873
(1)	All repurchases were made under our $1.5 billion share repurchase program authorized by our Board of Directors on October 22, 2024. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Under the share repurchase plan, shares may be repurchased through a variety of methods including, but not limited to, open market purchases, accelerated share repurchases, negotiated block purchases and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the third quarter of 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
10.1

Term Loan Agreement, dated August 14, 2025, among Reliance, Inc., as borrower, Bank of America N.A., as the administrative agent, Wells Fargo Bank, National Association, PNC Bank National Association, and U.S. Bank National Association as co-syndication agents, JPMorgan Chase Bank, N.A. as documentation agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2025).

10.2†	Reliance, Inc. Executive Severance Policy dated October 21, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following unaudited financial information from Reliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity, and (v) related notes to these consolidated financial statements.

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

RELIANCE, INC.
(Registrant)

Date: October 28, 2025	By:	/s/ Arthur Ajemyan

Arthur Ajemyan
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)