Form 10-K
period 2025-12-31
RELIANCE, INC.
filed 2026-02-26
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2025 was approximately $16,450,000,000. For purposes of this computation, it is assumed that the shares of voting stock held by directors and officers would be deemed to be stock held by affiliates. As of February 20, 2026, 51,733,277 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2026 annual meeting of stockholders to be held on May 20, 2026 are incorporated by reference in Part III. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year.

RS 2025 Form 10-K/ i

FORWARD-LOOKING STATEMENTS

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “Company,” “Reliance,” “we,” “our,” and “us” refer to Reliance, Inc. and all of its subsidiaries that are consolidated in accordance with U.S. generally accepted accounting principles. This Annual Report on Form 10-K and the information incorporated by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also provide oral or written forward-looking information in other materials we release to the public. Our forward-looking statements may include, but are not limited to, discussions of our: industry and end markets; business strategies; acquisitions; expectations concerning our future growth and profitability; ability to generate industry leading returns for our stockholders; future demand and metals pricing; results of operations; margins; profitability; taxes; liquidity; cash flows; capital expenditures; expectations for macroeconomic conditions, including inflation, and the possibility of an economic recession or slowdown; anticipated effects from regulatory changes, including taxation, tariffs and other trade barriers; litigation matters and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “preliminary,” “range,” “intend” and “continue,” the negative of these terms, and similar expressions. All statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date of such statements. These risks and other factors include those described in “Risk Factors” (Part I, Item 1A of this Form 10-K) and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A). In addition, other factors of which the Company is not currently aware may affect the accuracy of our forward-looking information and may cause actual results to differ from those discussed.

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, as well as developments beyond our control, including, but not limited to: changes in domestic and worldwide political and economic conditions; changes in U.S. and foreign trade policies; slowing economic growth, inflation, rising unemployment or other macroeconomic factors that could materially impact us, our customers and suppliers; metals pricing; demand for our products and services; U.S. and foreign trade policies specifically affecting metals product markets and pricing; the possibility that the expected benefits of acquisitions and capital expenditures may not materialize as expected; and the impacts of labor constraints and supply chain disruptions. Deteriorations in economic conditions as a result of tariffs or trade barriers, economic policies, inflation, economic recession, slowing growth, outbreaks of infectious disease, or geopolitical conflicts such as in Ukraine and the Middle East, could lead to a decline in demand for our products and services and negatively impact our business, and may also impact financial markets and corporate credit markets which could adversely impact our access to financing, or the terms of any financing. The Company cannot at this time predict all of the impacts of domestic and foreign tariffs and trade policies, inflation, product price fluctuations, economic recession, outbreaks of infectious disease, geopolitical conflicts and related economic effects, but these factors, individually or in any combination, could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

ii / 2025 Form 10-K

PART I

ITEM 1. BUSINESS

Reliance operates a network of companies providing diversified metal solutions and is the largest metals service center company in North America (U.S. and Canada) based on revenues, with 2025 net sales of $14.29 billion.

We have been in business over 85 years since our original organization on February 3, 1939, operating a single metals service center in Los Angeles, California fabricating steel reinforcing bar. Our common stock has traded on the New York Stock Exchange (“NYSE”) for over 30 years under the symbol “RS” since our September 16, 1994 initial public offering.

We believe we have a unique and sustainable business model predicated on the following key attributes:

●	Diversity of Products, Customers and Services

As of December 31, 2025, we operated through a network of approximately 310 locations in 41 U.S. states and 10 foreign countries. We distribute a full line of over 100,000 metal products, including alloy, aluminum, brass, copper, carbon steel, stainless steel, titanium and other specialty steel products.

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

We believe that our diversification by product, end market and geography help mitigate volatility in metals pricing and changing end market conditions. We are not dependent on any particular customer or industry because we process and distribute a broad variety of metals. This diversity of product type and material reduces our exposure to fluctuations or other weaknesses in the financial stability of particular customers or industries. We are also less dependent on any particular suppliers as a result of our product diversification. We believe our diversification strategy has contributed to our ability to remain profitable every year since our initial public offering in 1994, even during recessions and a global pandemic. In 2025, our net sales increased 3.3% compared to 2024 and our tons sold increased 6.2%. The increase in the Company’s tons sold in 2025 significantly outperformed the industry-wide decline of 1.0% reported by the Metals Service Center Institute (“MSCI”) by over 7 percentage points. We believe our ability to continue to grow our tons sold even in periods where overall industry volumes decline has been supported by our scale, processing capabilities, customer service levels, product and geographic diversity.

●	Customer Relationships

We believe that our focus on small order sizes and customer service, including inventory availability and quick turnaround, earns customer loyalty, and, along with our growth and diversification strategy, has been instrumental in our ability to produce industry-leading operating results. In 2025, we delivered approximately 40% of our orders within 24 hours and maintained a high level of customer retention, with over 90% of our sales orders received from repeat customers.

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

2025 Form 10-K / 1

Over the past several years, we have increased the amount of value-added processing services we provide through acquisitions and significant investments in new equipment. We believe expanding our value-added capabilities (including toll processing) and increasing the mix of higher margin orders that include value-added processing can mitigate volatility in our profitability during periods of unfavorable metals demand and/or raw material pricing.

●	Industry Leader

According to the MSCI reporting of industry tons sold in the U.S., our 2025 tons sold from our U.S. locations represented approximately 17% of the total tons sold by the U.S. metals service center industry compared to approximately 15% for 2024, reflecting our position as the industry leader in a highly fragmented market. We believe our relatively low market share in the highly fragmented metals service center industry leaves significant opportunity for further strategic growth.

●	Pricing Power

We primarily operate in the spot market for both the purchase and sale of our products. We believe we have the ability to quickly adjust our selling prices in response to increases in raw material costs that are demand-driven in order to maintain consistency in our gross profit margin as only a small portion of our business is subject to long-term contractual pricing arrangements.

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

Our business is relationship-based, and we operate under the following trade names:

Number of
Trade Name	Locations
Acero Prime Feralloy Sinton Processing Center	1
Acero Prime, S. de R.L. de C.V.	4
Admiral Metals Servicenter Company, Incorporated	5
Affiliated Metals	1
Alaska Steel Company	3
Aleaciones Especiales de Mexico, S. de R.L. de C.V.	1
All Metal Services (Malaysia) Sdn. Bhd.	1
All Metal Services France	1
All Metal Services Limited (United Kingdom)	2
All Metals	2
Allegheny Steel Distributors	1
American Alloy Steel	5
American Metals	2
American Steel	2
AMI Metals	6
AMI Metals Europe SRL (Belgium)	1
AMI Metals France, SAS	1
AMI Metals UK Limited	1
Best Manufacturing, Inc.	1

2 / 2025 Form 10-K

Number of
Trade Name	Locations
Bralco Metals	6
CCC Steel	1
Central Plains Steel Co.	1
Chapel Steel Canada, Ltd.	1
Chapel Steel Corp.	6
Chatham Steel Corporation	5
Clayton Metals, Inc.	2
Continental Alloys & Services (Malaysia) Sdn. Bhd.	1
Continental Alloys & Services Limited (UK)	2
Continental Alloys & Services Middle East FZE (Dubai)	1
Continental Alloys & Services Pte. Ltd. (Singapore)	1
Cooksey Steel Company	3
Crest Steel Corporation	1
Custom Fab Company	1
Delta Steel	4
Diamond Manufacturing	2
DuBose National Energy Fasteners & Machined Parts, Inc.	1
DuBose National Energy Services, Inc.	1
Durrett Sheppard Steel Co., Inc.	1
Earle M. Jorgensen	30
Earle M. Jorgensen (Canada)	6
East Tennessee Steel Supply Company	1
Encore Metals	5
Feralloy	4
Feralloy PDM Steel Service	1
Feralloy Processing Company	1
Ferguson Perforating Company	2
FerrouSouth	1
Fox Metals and Alloys, Inc.	1
Fry Steel Company	2
GH Metal Solutions	3
Good Metals Company	1
Gregor Technologies	1
Hagerty Steel & Aluminum Company	1
Haskins Steel Company	1
IMS Steel Co.	1
Indiana Pickling and Processing Company (56%-owned)	1
Infra-Metals	5
Infra-Metals / IMS Steel / Georgia Steel Company	2
i-Solutions	1
KMS	1
Lampros Steel	1
Liebovich Steel & Aluminum Company	4
LSI Plate	1
Lynch Metals	2
McKey Perforating Co.	1
Metals USA	21
Metalweb Limited	3
MidWest Materials	1
National Specialty Alloys	2
Northern Illinois Steel Supply Co.	2
Nu-Tech Precision Metals Inc.	1
Olympic Metals	1

2025 Form 10-K / 3

Number of
Trade Name	Locations
Oregon Feralloy Partners (40%-owned)	1
Pacific Metal Company	5
PDM Steel Service Centers	8
Perforated Metals Plus	1
Phoenix Metals Company	19
Plate Sales	1
Port City Metal Services	1
Precision Flamecutting and Steel, Inc.	1
Precision Strip Inc.	15
Reliance Metalcenter	5
Reliance Metalcenter Asia Pacific Pte. Ltd. (Singapore)	1
Reliance Steel Company	2
Rotax Metals	1
Service Steel Aerospace	5
Siskin Steel	4
Smith Pipe & Steel Company	1
Southern Steel Supply	1
Steel Bar	1
Sugar Steel	3
Team Tube	3
The Richardson Trident Company, LLC	3
The Steel Store	1
Tube Service Co.	6
Tubular Steel	1
United Pipe & Steel Corp.	12
Valex	2
Valex Korea Co., Ltd. (96%-owned)	1
Valex Semiconductor Materials (Zhejiang) Co., Ltd.	1
Viking Materials, Inc.	2
Yarde Metals	9
Total	311

We have one reportable segment—metals service centers. Further information about our reportable segment, including geographic information, appears in Note 19—“Segment Information” to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Industry Overview

Metals service centers acquire carbon steel, aluminum, stainless steel, alloy, and other metal products from mills and then process and distribute these materials to meet customer specifications.

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

4 / 2025 Form 10-K

Our processing services help reduce manufacturing costs by saving our customers significant time, labor and expense. Specialized metals processing equipment requires high utilization to be cost effective. We believe many manufacturers and their suppliers are not able or willing to invest in the necessary technology, equipment, and warehousing of inventory to perform efficient and effective metal processing at their own operations. Accordingly, we believe industry dynamics have created a niche in the market for metals service centers. We believe that metals service centers purchase, process and deliver metals to end-users in a more efficient and cost-effective manner than the end-user could achieve by dealing directly with the mill.

The measurement of our market share in the United States based on the shipment levels of the metals service center industry published by the MSCI, which does not also publish estimated industry revenues, was about 17% in 2025. We believe our relatively low market share, based on the reported shipment levels for the metals service center industry, provides us with a significant opportunity for growth.

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

Operational Strategy

Our primary business strategy is to provide the highest levels of quality and service to our customers in the safest, most efficient operational manner, allowing us to maximize our financial results. The core tenets of our differentiated approach include:

●	Our commitment to safety is our top priority and an important element of our culture and day-to-day operational focus. Our executive team supports a safety management system that includes policies, standard practices and goals at our facilities. In addition, our safety professionals monitor compliance with regulatory requirements and conduct safety assessments and training to promote and improve safety practices.

●	Organic growth and innovation through industry-leading investments in state-of-the-art value-added processing equipment to better service our customers. We have made significant investments in our businesses in recent years, including investments in advanced, state-of-the-art value-added processing equipment that concurrently expand our metals processing capabilities and promote increased efficiencies.

●	We believe our diversification by product, end market and geography reduce volatility in our profitability. We maintain a wide variety of products in inventory and believe this differentiates us from all other North American service center companies. Our product mix has become more diverse mainly as a result of our targeted growth strategy that includes acquiring companies that broaden our geographic footprint and processing capabilities.

●	Our decentralized operating structure keeps decision making and resources close to the customer. Due to our focus on small orders, our decentralized operating structure and the diversity of the markets we serve, customer concentration is not significant.

●	A focus on as-needed inventory management and small orders with quick turnaround and increasing levels and types of value-added processing generates higher gross profit margins compared to servicing large orders with volume pricing. We support our customers’ as-needed logistics with our customer service, operational efficiencies, innovation and inventory management. In 2025, our average order size was $3,120 and we delivered approximately 40% of orders within 24 hours.

2025 Form 10-K / 5

●	Strong pricing discipline by our managers in the field allows us to appropriately price the value we provide to our customers. We believe our focus on maintaining pricing discipline related to our processing services, coupled with our investments in state-of-the-art equipment and advanced technology, contribute to higher sustainable gross profit margin levels.

●	We have minimal contractual sales as we primarily sell via customer purchase order, which we believe supports efficient management of our inventories. We believe our ability to pass mill replacement cost increases on to our customers, when they occur, results in higher gross profit realization than if we priced our products under long-term contractual pricing arrangements, which tend to have a trailing effect.

Growth Strategy

Our growth strategy is based on increasing our operating results through organic growth activities and strategic acquisitions that enhance our product, customer and geographic diversification. We believe our focused growth strategy and high level of value-added services we provide our customers make us less vulnerable to regional or industry-specific economic volatility and somewhat lessens the negative impact of volatility experienced in commodity pricing and market cyclicality, and general economic trends.

We expect to continue growing our business through acquisitions and internal growth initiatives, particularly those that broaden our geographic footprint and processing capabilities in new and existing markets.

Sales and Marketing

Sales personnel are organized by division or subsidiary and fall into two groups: outside sales and inside sales. Outside sales personnel travel throughout a specified geographic territory and maintain relationships with our existing customers and develop new customers. Inside sales personnel remain at the facilities to price and write orders. Outside sales personnel generally receive incentive compensation based on the gross profit from their particular geographic territories. Inside sales personnel generally receive incentive compensation based on the gross profit and/or pretax income of their particular location.

We endeavor to acquire well-run businesses with strong customer relationships and solid reputations within the marketplace. Because of this, we often find value in acquired trade names and generally continue to go to market under the acquired businesses’ names and maintain their customer relationships.

Customers

Although we have many large original equipment manufacturer customers, most of our sales are to small machine shops and fabricators, in small quantities with frequent and often just-in-time deliveries, ensuring as-needed logistics and helping them manage their working capital and credit needs more efficiently. Our metals service centers wrote and delivered over 4.6 million orders during 2025 or an average of 18,110 per day, with an average price of approximately $3,120 per order. Most of our metals service center customers are located within 200 miles of the Reliance location supporting them. The proximity of our service centers to our customers helps reduce total road miles and promotes efficient routing and quick delivery. Our fleet of approximately 1,800 trucks (which are mostly leased) delivered the majority of our 2025 sales orders. We believe that our fleet of trucks enhances our ability to service many smaller customers and provide quick turnaround deliveries with approximately 40% of our orders delivered within 24 hours. We believe that maintaining our own fleet of trucks and drivers provides a competitive advantage as there has been a shortage of qualified drivers and third-party freight costs have been at elevated levels in recent years. Moreover, our order entry systems and flexible production scheduling enable us to meet customer requirements for short lead times and quick delivery. We believe providing high levels of customer service and maintaining long-term relationships with our customers significantly contributes to our success. In 2025, over 90% of the sales orders we serviced were from repeat customers, which we believe demonstrates the high level of customer satisfaction and loyalty our businesses

6 / 2025 Form 10-K

earn. Our provision of reliable, prompt and efficient services and quality products at reasonable prices are important factors in maintaining and expanding these relationships.

We have built and opened international locations to service specific industries, typically making limited investments to support existing key U.S. customers that also operate in those international markets. Accordingly, our exposure to risks associated with such investments is minimal. Sales from our foreign operations were approximately 6% of our net sales in 2025, or $864.6 million. However, sales to international customers (based on the shipping destination) were approximately 9% of our consolidated 2025 net sales, or $1.26 billion, with sales to Canadian customers representing approximately 28%, or $347.2 million of our total international sales.

Customer demand changes from time to time based on, among other things, general economic conditions and industry capacity. Many of the industries in which our customers operate are cyclical in nature. We believe our large, unconcentrated customer base across a wide variety of industries somewhat mitigates earnings volatility. In addition, many of our customers are small job shops and fabricators who also have a diverse customer base and the versatility to service different end markets when an existing market slows.

Due to our focus on small orders, decentralized operating structure and the diversity of the markets we serve, customer concentration is not significant. Our largest customer represented 0.6% of our net sales in 2025. In 2025, we generated sales greater than $30 million from only 25 customers.

Suppliers

We strategically purchase most of our inventory from the major domestic mills. We have multiple suppliers for all of our products.

Because of our total volume of purchases and our long-term relationships, we believe that we are generally able to purchase inventory at the most competitive prices offered by our suppliers. We believe that our relationships provide us with an advantage in sourcing products in accelerated timeframes when needed and also allow us to more efficiently manage our inventory. We believe both our size and our long-term relationships with our suppliers continue to be important because mill consolidation has reduced the total number of available suppliers.

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. However, our overall operations have not shown any material seasonal trends because of our geographic, product and customer diversity. Typically, revenues in the months of July, November and December have been lower than in other months because of a reduced number of shipping days, resulting from holidays observed by the Company as well as vacation and extended holiday closures at some of our customers. The number of shipping days in each quarter has an impact on our quarterly sales and profitability. We cannot predict whether period-to-period fluctuations will be consistent with historical patterns. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Competition

According to the MSCI reporting of U.S. metals service center industry shipments, our 2025 tons sold from our U.S. locations represented approximately 17% of the industry total, an increase from 15% in 2024.

The metals service center industry is highly fragmented and competitive within localized areas or regions. Many of our competitors operate single, stand-alone service centers. According to IBISWorld Inc.’s January 2026 report on the U.S. Metals Wholesaling industry (the broader industry in which metals service center companies operate), there were approximately 10,700 metal wholesaling locations operated by approximately 8,400 companies in the U.S. in 2025. Although available location data pertains only to the broader metals

2025 Form 10-K / 7

wholesaling industry, which includes many businesses that are not metals service centers and therefore fall outside our acquisition focus, the highlighted fragmentation illustrates the scale of our potential growth opportunity.

We have numerous competitors in each of our product lines and geographic locations, and competition is most frequently local or regional. Our domestic service center competitors are generally smaller than we are, but we also face strong competition from national, regional and local independent metals distributors and the mills themselves, some of which have greater resources than we do.

We compete with other companies on price, service, quality, processing capability and availability of products and services. We maintain relationships with our major suppliers at the executive and local levels. We believe that this division of responsibility has increased our ability to obtain competitive prices for metals, by leveraging our total size, and to provide more responsive service to our customers by allowing our local management teams to make purchasing decisions. In addition, we believe that the size of our inventory, the diversity of metals products we have available, and the wide variety of processing services we provide distinguish us from our competition. We believe our competitors are generally unable to offer the same high-quality products and services we provide using state-of-the-art equipment and advanced technology as they do not have the financial ability or risk tolerance to invest in or grow their businesses at the same rate as Reliance. We believe our industry-leading financial results in recent years are attributable to our strong financial condition, the high quality of products and services we are able to offer as a result of our significant investments in the facilities and equipment of our existing and acquired businesses, as well as our continued focus on small order sizes with quick turnaround.

Human Capital

As of December 31, 2025, we had 15,700 employees worldwide, of which approximately 14,100 were employed in the U.S. Our total workforce of approximately 16,100 as of December 31, 2025 includes approximately 400 contract and temporary workers. Our management strategy is to align our workforce levels with the pace of business and management believes it has sufficient human capital to operate our business successfully.

As of December 31, 2025, approximately 11% of our employees were represented by unions under collective bargaining agreements. Approximately 2% of our employees are covered by 15 different collective bargaining agreements that expire in 2026 unless renewed. We have entered into collective bargaining agreements with 38 union locals at 46 of our locations. These collective bargaining agreements have not had a material impact on our revenues or profitability. From time to time, our collective bargaining agreements expire and come up for renegotiation.

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

Focus on Safety

The health and safety of our employees, customers, suppliers and communities is our most important core value. Our safety programs are designed around risk recognition, applied best management, leadership engagement, and compliance. Our SMART Safety program focuses on integrating a robust culture of safety

8 / 2025 Form 10-K

and health across all of our operations. We are committed to eliminating serious injuries and fatalities while continually reducing minor injuries.

Our executive team and business leadership support an environmental, health and safety (“EHS”) management system that includes a corporate EHS Policy, minimum standards and expectations and continuous improvement goals at all of our facilities, including:

oImplementation of risk-based best practices, focused on our highest-risk tasks;

o	Regularly verifying compliance (regulatory and corporate standards) through a robust corporate EHS audit process led by experienced professionals;

o	Creating sustainable processes and systems for hazard recognition and mitigation;

o	Integrating video-based technology into all company-operated trucks, coaching drivers and fleet leadership on behaviors and conditions with the highest risk of incident; and

o	Implementing mandatory defensive driving training for all commercial drivers and fleet leadership to improve knowledge and help reinforce safe driving behaviors.

Reliance uses several indicators to assess health and safety performance. Lagging indicators include the Occupational Safety & Health Administration (“OSHA”) Total Recordable Incident Rate (“TRIR”) and Lost Time Incident Rate (“LTIR”), as well as the average Department of Transportation Recordable Accident Rate per million miles (“DOT Rate”).

Year Ended December 31,	2025	2024	2023
Safety Indicator:
TRIR	1.62	1.80	2.01
LTIR	0.67	0.79	0.67
DOT Rate	0.61	0.46	0.64

Our focus on safety is evident in our 2025 TRIR, which is lower than the MSCI average of 3.19 as reported in their most recent survey conducted in 2024. A lower TRIR means that fewer people are injured on the job, and fewer lives are negatively impacted. We have not identified a universally accepted and annually updated benchmarking standard for DOT Rate.

Quality Control

Procuring high-quality metal from suppliers on a consistent basis is critical to our business. We maintain strict quality control measures to ensure that the quality of purchased raw materials will enable us to meet our customers’ specifications and to reduce the costs of production interruptions. In certain instances, including at a customer’s request, we perform physical and chemical analyses on selected raw materials, typically through a third-party testing lab, to verify that mechanical and dimensional properties, cleanliness and surface characteristics meet our requirements and our customers’ specifications. We also conduct certain analyses of surface characteristics on selected processed metal before delivery to the customer. We believe that maintaining high standards for accepting metals ultimately results in reduced return rates from our customers.

We maintain various quality certifications throughout our operations. Over half of our operating locations have earned International Organization for Standardization (ISO 9001:2015) certifications. Many of our locations maintain additional certifications specific to the industries they serve, such as aerospace, auto, nuclear, and others, including certain international certifications.

2025 Form 10-K / 9

Government Regulation

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

Our international sales and operations subject us to various countries’ trade regulations concerning the import and export of materials and finished products. Our operations are subject to the laws and regulations of the jurisdictions in which we conduct our business that seek to prevent corruption and bribery in the marketplace, including the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the United Kingdom’s Bribery Act 2010. We have developed and implemented company-wide export and anti-corruption policies designed to provide our employees with clear statements of our compliance requirements and ensure compliance with applicable export and anti-corruption regulations. For information about risks related to government regulation, please see the risk factors set forth under the caption Item 1A. “Risk Factors” including the Risk Factors captioned “We are subject to various environmental, employee safety and health, and customs and export laws and regulations, which could subject us to significant liabilities and compliance expenditures;” and “We operate internationally and are subject to changes in tax rates, exchange rate fluctuations, exchange controls, political risks and other risks relating to international operations.”

Environmental

We are not a metals producer or mill – we operate metals service centers that process and distribute metal products. We believe that circularity and low emissions are key attributes of our business model.

The overwhelming majority of our operations involve the processing and distribution of aluminum and steel products that we believe are highly recyclable and supportive of circular manufacturing. These materials are among the most commonly-recycled materials on the planet—more than plastic, paper, and glass combined each year— and can be 100% recycled without loss of quality. We reintroduced approximately 259,000 tons of recycled scrap material into the manufacturing life cycle in 2025. As a distributor and “first-stage” processor of metal products, our operations, by their nature, have a limited environmental impact as we do not emit significant amounts of carbon dioxide or other greenhouse gases.

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

10 / 2025 Form 10-K

In addition, prolonged disruption in the supply and/or distribution of metals due to weather, climate change or, natural disasters connected to climate change could increase costs, limit the availability of materials critical to our operations and have a significant impact on operating results.

Available Information

We may use our website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at www.reliance.com, and our investors relations website, https://investor.reliance.com.

At our investor relations website, we make available, free of charge, a variety of information for investors, including access to our financial reports, including Form 10-K, Form 10-Q, and current reports on Form 8-K, after we file or furnish them with the SEC and they are available on the SEC's website at www.sec.gov. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Investor Email Alerts” section under “Resources” at https://investor.reliance.com.

At our investor relations website, we webcast our earnings calls and certain investor events we participate in. Information about Reliance’s ESG-related programs and initiatives is available under the “ESG” section of the Company’s website. Additional corporate governance information, including our restated certificate of incorporation, amended and restated bylaws, principles of corporate governance, Board committee charters, code of conduct and anti-bribery and anti-corruption policy, is available under Governance in the “Investors” section of the Company’s website. We encourage investors to visit our website.

The information found on these websites is not incorporated into this Annual report on Form 10-K or in any other report or document we file with the SEC, and any references to website URLs are intended to be inactive textual references only.

2025 Form 10-K / 11

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

Risks Related to Our Business and Industry

The costs that we pay for metals fluctuate due to a number of factors beyond our control, and such fluctuations could adversely affect our operating results, particularly in periods in which metals price increases are not supported by underlying demand and we are unable to fully pass our higher metal costs to our customers or during periods of declining metals prices and we are unable to quickly lower our inventory costs on hand.

We purchase large quantities of carbon steel, aluminum, stainless steel, alloy, and other metal products, which we sell to a variety of customers. Our profitability is largely dependent upon the prices of the steel, aluminum and other metals we sell to our customers. Pricing for our products generally has a much more significant impact on our results of operations than customer demand levels. If pricing declines, we will typically generate lower levels of gross profit and pretax income dollars. The price of metals we purchase and the price we charge our customers for the products we sell fluctuate based on many factors outside of our control, including general economic conditions (both domestic and international), competition, production levels, raw material costs, customer demand levels, governmental policies, import duties and other trade restrictions, currency fluctuations and surcharges imposed by our suppliers.

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

We maintain substantial inventories of metal to accommodate the short lead times and delivery requirements of our customers. Our customers typically purchase products from us pursuant to purchase orders and typically do not enter into long-term purchase agreements or arrangements with us. Accordingly, we purchase metal in quantities we believe to be appropriate to satisfy the anticipated needs of our customers based on information derived from customers, market conditions, historic usage and industry research. Commitments for metal purchases are generally at prevailing market prices in effect at the time orders are placed or at the time of shipment. During periods of rising metal costs, our results may be negatively impacted by increases in the costs of the metals we purchase if we are unable to make equivalent increases in the selling prices of the products we sell. We believe it is more challenging to fully pass on higher metal costs to our customers when the higher costs are not driven by customer demand, but by external factors such as tariff actions. In addition, when metals prices decrease, we often cannot replace our higher cost inventory with the lower cost metal at a rate that would allow us to maintain a consistent gross profit margin, which may reduce our gross profit margin and profitability. Consequently, during periods in which we are selling inventory on hand that is costed above current replacement costs, the effects of changing metal prices would adversely affect our operating results until our inventory costs on hand align with current replacement costs.

12 / 2025 Form 10-K

Global economic conditions, including inflation, elevated interest rates, infectious disease and supply chain disruptions, have adversely affected, and could continue to adversely affect, our operations.

Our financial condition and results of operations are impacted by global markets and economic conditions over which we do not have control. A general global economic downturn or other adverse macroeconomic trends, including heightened inflation, capital markets volatility, currency rate fluctuations, trade policies, economic uncertainties, high unemployment levels, an economic slowdown or recession, or a slowing or stalled recovery therefrom, have in the past resulted in and may in the future result in unfavorable conditions that negatively affect demand and selling prices for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations.

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

In 2025, the U.S. government altered its approach to international trade policy, both generally and with respect to matters directly and indirectly affecting the metals industry, including by undertaking certain unilateral actions affecting trade, renegotiating existing bilateral and multilateral trade agreements, and entering into new agreements with foreign countries. For example, in early 2025, the U.S. government issued executive orders imposing Section 232 duties on steel and aluminum products from Canada and Mexico, eliminating the tariff rate quotas that had partially exempted imports from certain countries and eliminating product-specific exclusions. These executive actions also increased the aluminum tariffs from 10% to 25% effective on and after March 12, 2025. Subsequently, in June 2025, the Section 232 steel and aluminum tariffs were generally increased to 50%. The tariffs were also expanded to cover a range of additional “derivative” steel-containing articles.

On February 20, 2026, the Supreme Court ruled that the president is not authorized to impose tariffs under the International Emergency Economic Powers Act. It is currently unclear what the overall impact of this ruling will be. The Supreme Court's ruling has no direct impact on the tariffs in place under Section 232, including tariffs on steel and aluminum.

2025 Form 10-K / 13

The current system of tariffs is fluid and the ultimate impacts of such tariffs on our revenues, financial results and cash flows will be based on a number of variables that are not known at this time. The impact on our business will be based on the actual tariffs imposed as well as their duration, which we are not able to predict at this time. Our business may be adversely impacted to the extent to which the threat of tariffs or effected/deferred tariffs or other trade actions result in a decrease in international demand for steel and aluminum produced in the U.S. or disruptions in customer buying patterns.

We expect that the current system of tariffs, while in effect, will discourage metal imports from non-exempt countries. These tariffs have had a favorable impact to date on the prices of the products we sell and our results of operations. If these or other tariffs or duties expire or are relaxed or repealed, or if relatively higher U.S. metals prices make it attractive for foreign metal producers to export their products to the U.S. despite the presence of duties or tariffs, then the resurgence of substantial imports of foreign metal could create downward pressure on U.S. metal prices. If the Section 232 measures are removed or substantially lessened, whether through legal challenge, legislation, executive action or otherwise, then imports of foreign metals would likely increase and metal prices in the U.S. would likely fall, which could materially adversely affect our revenues, financial results and cash flows.

We operate in an industry that is subject to cyclical fluctuations and any downturn in general economic conditions or in our customers’ specific industries could negatively impact our profitability and cash flows.

The metals service center industry is cyclical and impacted by both market demand and metals supply. Periods of economic slowdown (such as global or regional recessions) decrease the demand for our products and adversely affect our pricing. If either demand or pricing were to decline from current levels, this could reduce our profitability and cash flows.

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

We compete with a large number of other general-line distributors and processors, and specialty distributors in the metals service center industry. Competition is based principally on price, service, quality, processing capability and availability of products and services. Competition in the various markets in which we participate comes from companies of various sizes, some of which have more established brand names in the local markets that we serve. To compete for customer sales, we may lower prices or incur higher costs to offer increased services, which could reduce our profitability and cash flows. Rapidly declining prices and/or demand levels may escalate competitive pressures, with service centers selling at substantially reduced prices, and sometimes at a loss, in an effort to reduce their high-cost inventory and generate cash. Any increased and/or sustained competitive pressure could cause our share of industry sales to decline along with our profitability and cash flows.

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

14 / 2025 Form 10-K

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

We rely on mill certifications that attest to the physical and chemical specifications of the metal received from our suppliers for resale and generally, consistent with industry practice, we do not undertake independent testing of such metals unless independent tests are required by customers. We rely on customers to notify us of any metal that does not conform to the specifications certified by the supplying mill. Although our primary sources of products are domestic mills, we have and will continue to purchase products from foreign suppliers when we believe it is appropriate. In the event that metal purchased from domestic suppliers is deemed to not meet quality specifications set forth in the mill certifications or customer specifications, we generally have recourse against these suppliers for both the cost of the products purchased and possible claims from our customers. However, such recourse will not compensate us for the damage to our reputation that may arise from substandard products and possible losses of customers. Moreover, there is a greater level of risk that similar recourse will not be available to us in the event of claims by our customers related to products from foreign suppliers that do not meet the specifications set forth in the mill certifications. In such circumstances, we may be at greater risk of loss for claims for which we do not carry, or carry insufficient, insurance.

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

2025 Form 10-K / 15

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

Our insurance coverage, vendor indemnifications or other liability protections may be unavailable or inadequate to cover all of our significant risks, or our insurers may deny coverage of or be unable to pay for material losses we incur, which could adversely affect our profitability and overall financial position.

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

In some circumstances we may be entitled to certain legal protections or indemnifications from our vendors through contractual provisions, laws, regulations or otherwise. However, these protections are not always available, are typically subject to certain terms or limitations, including the availability of funds, and may not be sufficient to cover all losses or liabilities incurred.

If insurance coverage, customer indemnifications and/or other legal protections are not available or are not sufficient to cover our risks or losses, it could have a material adverse effect on our financial position, results of operations and/or cash flows.

16 / 2025 Form 10-K

We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and might experience business disruptions associated with restructuring, realignment and cost reduction activities.

Portions of our business have been, and may in the future be, the subject of restructuring, realignment and cost reduction initiatives. While we undertake these initiatives with the goal of realizing potential efficiencies, we may not be successful in achieving efficiencies and cost reduction benefits we expect in full or at all. Further, such benefits might be realized later than expected, and the ongoing costs of implementing these measures might be greater than anticipated. If these measures are not successful or sustainable, we might undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans might be adversely affected, and we could experience business disruptions if our restructuring and realignment efforts and our cost reduction activities prove ineffective.

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

2025 Form 10-K / 17

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

We may not be able to identify suitable acquisition candidates or successfully complete any acquisitions or integrate any other businesses into our operations. If we cannot identify suitable acquisition candidates or are otherwise unable to complete acquisitions, we may not be able to continue to grow our business as expected and, if we cannot successfully integrate recently acquired businesses, we may incur increased or redundant expenses or management’s attention may be distracted from other strategic priorities. Moreover, any additional indebtedness we incur to pay for these acquisitions could adversely affect our liquidity and financial condition.

We have invested a significant amount of capital in new locations and new processing capabilities. We may not be able to identify sufficient opportunities for internal growth to be able to sustain growth at similar levels. In addition, we may not realize the expected returns from these investments.

We are a decentralized company which presents certain risks.

With a diverse geographic footprint both in North America and internationally, we believe our decentralized structure has catalyzed our growth and enabled us to remain responsive to opportunities and to our customers’ needs by leaving significant control and decision-making authority and accountability in the hands of local management. However, because we are decentralized, we may be slower to detect compliance-related problems (e.g., a rogue employee undertaking activities that are prohibited by applicable law or by our internal policies) and “company-wide” business initiatives, such as the integration of disparate information technology systems, are often more challenging and costly to implement than they would be in a more centralized

18 / 2025 Form 10-K

environment. Depending on the nature of the problem or initiative in question, such failure could materially adversely affect our business, financial condition or results of operations.

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

Approximately 6% of our 2025 consolidated net sales were from operations outside the U.S., subjecting us to the risks of doing business on a global level. These risks include changes in tax rates, fluctuations in currency exchange rates, economic instability and disruptions, restrictions on the transfer of funds and the imposition of duties and tariffs. Additional risks from our multinational business include transportation delays and interruptions, war, terrorist activities, epidemics, pandemics, political instability, import and export controls, local regulation, changes in governmental policies, inflation, labor unrest and current and changing regulatory environments. International political and military conflict, such as the war in Ukraine, increasing tensions between Taiwan and China, or evolving conflicts in the Middle East could materially adversely affect the global economy. In addition, government policies on international trade and investment such as import quotas, tariffs, and capital controls, whether adopted by individual governments or addressed by regional trade blocs, can affect the demand for our customers’ products and services. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which our customers sell large quantities of products and services could negatively impact our business, results of operations and financial condition. The Organization for Economic Cooperation and Development (“OECD”) has created a framework among 140 countries with the objective of implementing a global minimum effective tax rate of 15%. While we do not anticipate a material impact to our effective income tax rate under these changes, as additional jurisdictions adopt this legislation and the rules continue to evolve, our effective income tax rate and income tax payments could increase in future years.

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

2025 Form 10-K / 19

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

20 / 2025 Form 10-K

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

Under global data privacy and data protection regulations, the failure to maintain compliant data practices could result in consumer complaints, regulatory inquiry, civil or criminal penalties, litigation, legal liability, as well as brand impact or other harm to our business. In addition, increased consumer sensitivity to real or perceived failures in maintaining acceptable data practices could damage our reputation and deter current and potential users or customers from using our products and services. Because many of these laws are new, there is little clarity as to their interpretation, as well as a lack of precedent for the scope of enforcement. Other foreign, state and local jurisdictions have adopted, and are considering adopting laws and regulations imposing obligations regarding personal data. In some cases, these laws provide a private right of action that would allow customers to bring suit directly against us for mishandling their data or security incidents involving their personal information. The cost of compliance with these laws and regulations will be high and is likely to increase in the future.

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

We review the recoverability of goodwill and indefinite-lived intangible assets annually or whenever significant events or changes in circumstances occur that might impair the recovery of recorded costs. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable, include a decline in stock price and market capitalization, declines in the market conditions for our products, viability of end markets, loss of customers, reduced future cash flow estimates, and slower growth rates in our industry. If prices for the products our

2025 Form 10-K / 21

customers sell fall substantially or remain low for a sustained period, we may be (i) unable to operate businesses that service such customers profitably, (ii) required to record additional impairments, or (iii) required to suspend or reorganize operations that service such customers. An impairment charge, if incurred, could be material.

Our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to U.S. or foreign employment regulations.

We had approximately 15,700 employees worldwide as of December 31, 2025. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. A significant increase in minimum wage or overtime rates in jurisdictions where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our profitability.

We face certain risks associated with potential labor disruptions.

Approximately 11% of our employees are covered by collective bargaining agreements and/or are represented by unions or workers’ councils with 2% of our employees covered by 15 different collective bargaining agreements that expire in 2026 unless renewed. While we believe that our relations with our employees are generally good, we cannot provide assurances that we will be completely free of labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes, lockouts or that any existing labor disruption will be favorably resolved. We could incur additional costs and/or experience work stoppages that could adversely affect our business operations through a loss of revenue and strained relationships with customers. In addition, work stoppages or similar actions at our suppliers also can adversely affect us. Any delays or work stoppages could adversely affect our ability to fulfill customer orders, which could negatively impact our financial condition and results of operations.

If we are unable to attract, retain and develop key personnel, our business could be materially adversely affected.

Our business substantially depends on the continued service of key members of our management and other key employees. The loss of the services of a significant number of members of our management or other key employees could have a material adverse effect on our business. Our future success also will depend on our ability to attract, retain and develop highly skilled personnel and skilled labor. Competition for these types of employees is intense, and we could experience difficulty from time to time in hiring, developing and retaining the personnel necessary to support our business. If we do not succeed in retaining and developing our current employees and attracting new high-quality employees, our business could be materially adversely affected.

Risks Related to our Indebtedness

Our indebtedness could impair our financial condition or cause a downgrade of our credit rating and reduce the funds available to us for other purposes and our failure to comply with the covenants contained in our debt instruments could result in an event of default that could adversely affect our operating results.

We have substantial debt service obligations. As of December 31, 2025, we had aggregate outstanding indebtedness of approximately $1.43 billion. This indebtedness could adversely affect us in the following ways:

●	additional financing may not be available to us in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes and, if available, may be considerably more costly than our current debt service costs;

22 / 2025 Form 10-K

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

Our existing debt agreements contain financial and restrictive covenants that limit the total amount of debt that we may incur and may limit our ability to engage in other activities that we may believe are in our long-term best interests. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or prevent us from accessing additional funds under our revolving credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. See discussion regarding our financial covenants in the “Liquidity and Capital Resources” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Because a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to increases in interest rates.

A substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates based on the Secured Overnight Financing Rate (“SOFR”). SOFR tends to fluctuate based on changes in interest rate policy by the Federal Reserve. As of December 31, 2025, we had a total of $677.0 million of outstanding borrowings under our revolving credit facility and a term loan that bore interest at variable rates based on SOFR. Assuming the same level of variable-interest debt, a hypothetical 100-basis point increase in SOFR would result in approximately $6.8 million of additional interest expense on an annual basis. We currently do not use derivative financial instruments to manage the potential impact of interest rate risk. Accordingly, our interest expense for any particular period will generally fluctuate based on changes in SOFR and outstanding borrowings under our revolving credit facility, which can adversely impact our results of operations and profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Reliance has implemented processes for assessing, identifying and managing material risks from cybersecurity threats, which are integrated into the Company’s overall enterprise risk management systems and processes. In response to this evolving cybersecurity threat landscape, we have implemented a cybersecurity risk management program that follows a comprehensive, multi-layered approach to securing our data and business systems from attack, compromise or loss, guided by the U.S. National Institute of Standards and Technology (NIST) Cybersecurity Framework. The Company regularly assesses the threat landscape and takes a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and containment. The Company has also engaged third parties in connection with the assessment and advancement of its cybersecurity risk management processes. We undertake regular vulnerability scanning, periodic penetration testing and maturity assessments with the support of third parties; vulnerabilities are subsequently addressed based on risk/benefit analyses.

To support our preparedness, we have constituted a Cybersecurity Review Committee (“CRC”) and adopted a written incident response plan (“IRP”). The CRC is comprised of cross-functional personnel including

2025 Form 10-K / 23

Reliance’s Chief Information Officer (“CIO”),  Chief Financial Officer (“CFO”), General Counsel, the Chief Information Security Officer (“CISO”), and Vice President, Enterprise Risk. In the event of a cybersecurity incident, our CRC refers to our IRP and existing management internal controls processes. Pursuant to these prescribed processes, designated personnel are responsible for assessing the severity of the incident and any associated threats, containing and resolving the incident as quickly as possible, managing any damage to the Company’s systems and networks, minimizing the impact on the Company’s stakeholders, analyzing and executing upon reporting obligations, escalating information about the incident to senior management and potentially representatives from the Board, as appropriate, and performing post-incident analysis and program enhancements, as needed. We perform tabletop exercises to test our incident response procedures, identify cybersecurity gaps and vulnerabilities and improvement opportunities and exercise team preparedness. We also maintain cybersecurity insurance providing coverage for certain costs related to cybersecurity incidents that impact our systems, networks, and technology.

Reliance mandates regular cybersecurity training for employees and applicable contractors designed to provide employees and contractors with a baseline understanding of cybersecurity fundamentals to prevent security breaches and safely identify potential threats. The training covers various cyberattack methodologies, including insider attacks, phishing and other forms of social engineering, and other email attacks, malware attacks, data protection, data handling, password protections, cloud and internet security and cybersecurity fundamentals for mobile devices. We take a risk-based approach with respect to our use and oversight of third-party service providers, using a number of means to assess cyber risks related to our third-party service providers, including vendor questionnaires, conducting due diligence in connection with onboarding new vendors, and negotiating cybersecurity terms in vendor agreements as appropriate. We also seek to collect and assess cybersecurity audit reports and other supporting documentation when available.

Cybersecurity Risks

Like other complex corporations, Reliance is the target of cyber-attacks from time to time, which have to date been immaterial individually and in the aggregate to our business strategy, results of operations and financial condition. We are not currently aware of any cybersecurity incidents, including third-party incidents, or cybersecurity threats that have materially affected or are reasonably likely to materially affect Reliance, including our business strategy, results of operations, or financial condition in the past three years. For additional information about risks related to cybersecurity, please see the risk factor set forth under the caption Item 1A. “Risk Factors" captioned “We rely on information management systems and any damage, interruption or compromise of our information technology management systems, networks or data could disrupt and harm our business.”

Governance

Roles and Responsibilities

Cybersecurity is an important element of our risk management processes and an area of particular focus for Reliance’s Board of Directors and management.

To more effectively prevent, detect and respond to information security threats, we have a dedicated CISO who manages a team that is responsible for leading enterprise-wide information security strategy, policy, standards, architecture and processes.

The Company’s CISO serves as single point of communication and coordination for protecting the Company and its digital information. The CISO performs an initial assessment of each reported cyber incident and escalates all non-trivial cybersecurity incidents and risks to the CIO and CRC. The CRC is primarily responsible for assessing and managing material risks from cybersecurity threats and is comprised of a cross-functional team including the CIO, as well as senior representatives from the Company’s risk management, finance and legal functions. The CIO has over 15 years of experience in managing cybersecurity. Our CISO has over 25

24 / 2025 Form 10-K

years of technology experience, including over 11 years of experience serving in senior management cybersecurity positions. She has been in this role with Reliance since 2025 and reports to our CIO.

The Board, acting through its committee structure, is responsible for overseeing management’s implementation and execution of the enterprise risk management processes and for coordinating the outcome of reviews by Committees in their respective risk areas. Although each Committee is responsible for overseeing the management of certain risks, the Board is regularly informed by the Committees about these risks. This enables the Board and the Committees to coordinate risk oversight and the relationships among the various risks faced by the Company, including cybersecurity risk. Directors with experience overseeing and managing risk management processes play a critical role in the Board’s oversight of our enterprise risk management processes.

The Board has designated the Audit Committee to be responsible for oversight of cybersecurity risk. The Audit Committee receives reports from the CRC, the CIO and the CISO that may discuss topics such as prior assessments, cybersecurity trends, cybersecurity events, and planned enhancements. In addition, the Audit Committee receives regular periodic reports regarding information technology general controls in connection with its oversight of internal control over financial reporting. The Chair of the Audit Committee briefs the Board on these matters on a quarterly basis.

ITEM 2. PROPERTIES

As of December 31, 2025, we operated a network of approximately 310 locations in 41 U.S. states and 10 foreign countries. In the opinion of management, all of our facilities are in good condition and are adequate for our existing operations. These facilities currently operate at about 50-60% of capacity based upon a 24-hour seven-day week, with each location averaging approximately two shifts operating at full capacity for a five-day work week. We have the ability to increase our operating capacity significantly without further investment in facilities or equipment if demand levels increase.

We leased 75 of our metals service center facilities as of December 31, 2025. In addition, we have ground leases and other leased spaces, such as depots, sales offices, and storage, totaling 5.9 million square feet. Total square footage on all company-owned properties is approximately 33.3 million and represents approximately 85% of the aggregate square footage of our operating facilities. Our leases of facilities and other spaces expire at various times through 2045, and our ground leases expire at various times through 2068.

ITEM 3. LEGAL PROCEEDINGS

The information contained under the captions “Legal Matters” and “Environmental Contingencies” in Note 17—“Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

2025 Form 10-K / 25

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is owned by 150 stockholders of record as of February 20, 2026. Our common stock has traded on the New York Stock Exchange (“NYSE”) for over 30 years under the symbol “RS” since our initial public offering in 1994. Our stockholders of record exclude those stockholders whose shares are held for them in street name through banks, brokers or other nominee accounts.

We have paid quarterly cash dividends on our common stock for 66 consecutive years and have never reduced or suspended our regular quarterly dividend. In February 2026, our Board of Directors increased the regular quarterly dividend amount by 4.2% to $1.25 per share from $1.20 per share. We have increased our regular quarterly dividend rate 33 times since our IPO in 1994. Further increases in the quarterly dividend rate will be evaluated by the Board based on conditions then existing, including our earnings, cash flows, financial condition and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and expansion of our businesses. We cannot assure you that any dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency as paid in the past. Our payment of dividends in the future will depend on business conditions, our financial condition, earnings, liquidity and capital requirements and other factors.

On October 22, 2024, our Board of Directors amended our share repurchase program to authorize $1.5 billion of share repurchases under the program. As of December 31, 2025, we had authorization to repurchase $763.5 million of common stock remaining under our share repurchase program. The share repurchase program does not require the repurchase of any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Under the share repurchase program, shares may be repurchased through a variety of methods including, but not limited to, open market purchases, accelerated share repurchases, negotiated block purchases and transactions structured through investment banking institutions in reliance upon Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act.

During 2025, we repurchased approximately 2.2 million shares of our common stock under our repurchase program at an average cost of $276.05 per share, for a total of $594.1 million.

Our share repurchase activity for the fourth quarter of 2025 was as follows:

			Total Number of	Maximum Dollar
	Total Number	Average Price	Shares Purchased	Value That May
	of Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan
	(in thousands)		(in thousands)	(in millions)
October 1 - October 31, 2025	154	$275.37	154	$921.2
November 1 - November 30, 2025	338	$273.25	338	$828.9
December 1 - December 31, 2025	224	$291.11	224	$763.5
Total	716		716

The table above does not include our cash payments to satisfy employees’ tax withholding obligations for shares withheld related to net share settlements upon the vesting of restricted stock units.

Information relating to compensation plans under which our equity securities are authorized for issuance will be included in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed within 120 days after the close of the Company’s fiscal year and is incorporated herein by reference.

26 / 2025 Form 10-K

Stock Performance Graph

This graph is not deemed to be “filed” with the United States Securities and Exchange Commission (“SEC”) or subject to the liabilities of Section 18 of the Exchange Act and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

The following graph compares the cumulative total return of our common stock with the S&P 500, the Russell 2000, and a peer group of publicly traded metals service center companies over the five-year period ended December 31, 2025. The graph assumes an initial investment of $100 at December 31, 2020, with dividends reinvested. Because no widely recognized industry index exists for metals service center companies, we constructed the industry peer group. As of December 31, 2025, the peer group consisted of Olympic Steel Inc., Ryerson Holding Corporation, Worthington Enterprises, Inc., and Russel Metals Inc. Peer group returns are weighted by market capitalization. In December 2023, Worthington Industries, Inc. separated into Worthington Enterprises, Inc. and Worthington Steel, Inc.; only Worthington Enterprises, Inc. is reflected in the peer group returns.

The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return Among Reliance, Inc.,
the S&P 500 Index, the Russell 2000 Index and an Industry Peer Group

Copyright© 2026 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2026 Russell Investment Group. All rights reserved.

	2020	2021	2022	2023	2024	2025
Reliance, Inc.	$100.00	$137.82	$175.07	$245.62	$239.89	$261.72
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
Industry Peer Group	100.00	141.11	140.89	232.65	176.55	214.99

ITEM 6. [Reserved]

2025 Form 10-K / 27

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

Results of Operations

The following sets forth certain income statement data for each of the last three fiscal years (in millions, except per share amounts, and certain percentages may not calculate due to rounding):

	2025		2024		2023
		% of		% of		% of
Year Ended December 31,		Net Sales		Net Sales		Net Sales
Net sales	$14,294.3	100.0%	$13,835.0	100.0%	$14,805.9	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)(1)	10,186.8	71.3	9,728.4	70.3	10,258.6	69.3
Gross profit(2)	4,107.5	28.7	4,106.6	29.7	4,547.3	30.7
Warehouse, delivery, selling, general and administrative expense (“SG&A”)(1)	2,806.7	19.6	2,666.2	19.3	2,562.4	17.3
Depreciation expense(1)	239.0	1.7	226.1	1.6	201.6	1.4
Amortization expense	39.2	0.3	42.6	0.3	43.8	0.3
Impairment(1)	9.9	0.1	11.7	0.1	—	—
Operating income	1,012.7	7.1	1,160.0	8.4	1,739.5	11.7
Interest expense	55.7	0.4	40.3	0.3	40.1	0.3
Other income, net	(12.2)	(0.1)	(20.2)	(0.1)	(41.3)	(0.3)
Income before income taxes	969.2	6.8	1,139.9	8.2	1,740.7	11.8
Income tax provision	227.6	1.6	261.9	1.9	400.6	2.7
Net income	741.6	5.2	878.0	6.3	1,340.1	9.1
Less: net income attributable to noncontrolling interests	2.2	—	2.8	—	4.2	—
Net income attributable to Reliance	$739.4	5.2%	$875.2	6.3%	$1,335.9	9.0%
Diluted earnings per share	$13.98		$15.56		$22.64
(1)	See Note 20—“Impairment and Restructuring Charges” to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” for information on our impairment and restructuring charges.

(2)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Overview

Net sales were $14.29 billion in 2025, an increase of 3.3% compared to 2024, driven by record tons sold, which increased 6.2% and more than offset a 2.6% decline in average selling price per ton sold. Fourth quarter

28 / 2025 Form 10-K

2025 net sales increased 11.9% year-over-year, with tons sold increasing 5.8%, representing the strongest fourth quarter growth since 2021. Shipments grew across most of the end markets we serve, with notably strong underlying demand in non-residential construction, our largest end market by tons.

Operating results reported under our LIFO method of inventory accounting declined in 2025 due to temporary tariff-related pressure on gross profit margin and higher SG&A expense. However, excluding significant LIFO impacts in both 2025 and 2024, FIFO gross profit margin and profitability improved.

Growth in tons sold during 2025 exceeded the industry-wide decline of 1.0% reported by the Metals Service Center Institute (“MSCI”) by more than 7 percentage points. We believe that our scale, diversified business model, and customer service capabilities, including next-day delivery and extensive value-added processing, enabled us to expand our market share despite a declining industry trend.

Tariff-related carbon steel and aluminum cost increases during the first half of 2025 initially supported higher metals pricing following the declining pricing environment experienced throughout 2024. However, because these increases were not demand-driven, our gross profit margin softened beginning in the third quarter as higher metal costs were not fully passed through to customers, particularly for aluminum products amid soft demand and ample supply in the commercial aerospace and semiconductor markets.

Our LIFO gross profit margin was 28.7% in 2025, down 100 basis points year-over-year, mainly due to a swing in LIFO inventory valuation adjustments—from $144.4 million of income in 2024 to $113.7 million of expense in 2025—driven in part by higher aluminum costs that had a disproportionate impact on LIFO expense. However, higher metal prices supported by tariff actions drove FIFO gross profit margin up 80 basis points to 29.5%.

Same-store SG&A expense increased 4.2% while tons sold grew 5.3% in 2025 compared to 2024, resulting in a 1.0% decline in same-store SG&A expense per ton sold and demonstrating improved operating leverage.  Increases in total and same-store SG&A expense reflected inflationary wage adjustments and higher variable warehousing and delivery costs associated with increased shipment volumes. Higher FIFO profitability also contributed to increased incentive-based compensation.

Earnings per diluted share were $13.98 in 2025 compared to $15.56 in 2024, a decrease of 10.2%. The impacts of a lower average selling price per ton sold and tariff-related gross profit margin pressure on our earnings per share were partially mitigated by significant growth in tons sold, lower SG&A expense per ton sold, and a 4% reduction in outstanding shares resulting from share repurchases. However, profitability excluding the impacts of LIFO inventory valuation adjustments increased 14.5% year-over-year.

Cash flow from operations was $831.4 million in 2025, a decrease of $598.4 million from $1.43 billion in 2024, which represented the third-highest level in our history. The decline in operating cash flow was driven primarily by higher working capital requirements related to higher tons sold volume and higher metals pricing.

Spending on growth-related activities decreased by $463.5 million in 2025 compared to 2024, primarily due to the absence of acquisition activity ($361.8 million) and a $101.7 million reduction in capital expenditures.

Returns to stockholders totaled $848.8 million in 2025, consisting of $594.1 million of share repurchases and $254.7 million of cash dividends, reflecting a 9.1% increase in the regular quarterly dividend rate.

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

2025 Form 10-K / 29

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

We primarily purchase and sell inventory in the spot market, with the majority valued using the last-in, first-out (“LIFO”) method. Under this method, cost of sales reflects current inventory costs associated with the corresponding sales. During periods of fluctuating metals prices, we believe the LIFO method can provide stability in our reported gross profit margin as compared to the first-in, first-out (“FIFO”) method, which is used in our day-to-day operations and incentive-based compensation programs at many of our operating locations.

In addition, when volume or pricing increases, our working capital requirements typically increase, which decreases operating cash flow. Conversely, when customer demand or pricing falls, our investment in working capital typically decreases, which improves operating cash flow.

Acquisitions

2024 Acquisitions

With cash on hand, we acquired (i) Cooksey Iron & Metal Company on February 1, 2024; (ii) American Alloy Steel, Inc. on April 1, 2024; (iii) Mid-West Materials, Inc. on April 1, 2024; and (iv) certain assets of the FerrouSouth division of Ferragon Corporation on August 16, 2024. Included in our net sales for 2025 and 2024 were combined net sales of $389.2 million and $286.2 million, respectively, from our 2024 acquisitions.

Internal Growth Activities

During 2025 and 2024, we spent $328.9 million and $430.6 million on capital expenditures, respectively. We continued to maintain our focus on internal growth by building new facilities and expanding existing facilities, purchasing leased facilities, expanding our processing capabilities and capacity, upgrading processing equipment to increase efficiency, improving the safety and energy efficiency of our operations and enhancing the working environments of our employees. Our capital expenditure budgets have been at historically high levels in recent years and, we believe, significantly contribute to our industry-leading financial results.

We believe the increase in our level of orders that include value-added processing over time has provided stability to our gross profit margin during periods of declining metals prices and contributed to a higher sustainable gross profit margin level. We have made significant investments in capital expenditures in recent years that have expanded our value-added processing capabilities and increased the level of our sales orders that include value-added processing to approximately 50%. We believe we have industry leading gross profit margins based on our peer group of publicly traded metal service center companies. Our current processing and estimated sustainable gross profit margin level is significantly higher than what we believe to be our historical levels from over a decade ago, in which the percentage of our orders that included value-added processing was closer to 40% and our gross profit margin level was under 27%.

We believe that our ability to make significant investments in processing equipment and in new and improved facilities is a competitive advantage, as we can expand our services and provide higher quality products to our customers. We believe many of our metals service center company competitors do not have

30 / 2025 Form 10-K

the ability to expand their processing services in response to their customers’ needs as quickly or at the same scale as Reliance.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

(in millions, except tons in thousands and average selling price per ton sold)

Net Sales

			Dollar	Percentage
Year Ended December 31,	2025	2024	Change	Change
Net sales	$14,294.3	$13,835.0	$459.3	3.3%
Net sales, same-store	$13,905.1	$13,548.8	$356.3	2.6%

			Tons	Percentage
Year Ended December 31,	2025	2024	Change	Change
Tons sold	6,388.1	6,013.2	374.9	6.2%
Tons sold, same-store	6,151.5	5,842.0	309.5	5.3%

			Price	Percentage
Year Ended December 31,	2025	2024	Change	Change
Average selling price per ton sold	$2,244	$2,303	$(59)	(2.6)%
Average selling price per ton sold, same-store	$2,267	$2,321	$(54)	(2.3)%

Tons sold and average selling price per ton sold exclude our toll processed tons. Our average selling price per ton sold includes intercompany transactions that are eliminated from our consolidated net sales. Same-store amounts exclude the results of our 2024 acquisitions.

Net sales in 2025 increased due to record tons sold that offset a moderate decline in average selling price per ton sold. Our tons sold increases reflect market share gains during a period of ongoing trade policy uncertainty. We believe uncertainty in the market has led our customers to purchase more frequently and in smaller quantities which are core tenets of our operational strategy. We believe these shifts in customer buying patterns, combined with our scale, diverse product offerings, extensive value-added processing capabilities, and high levels of customer service supported our record tons sold in 2025 which surpassed the industry performance reported by the MSCI by over 7 percentage points.

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

2025 Form 10-K / 31

The mix of our total sales by major commodity products and year-over-year changes in selling prices are presented below:

	Sales by	Average Selling
	Product	Price Per
	(% of	Ton Sold
Year Ended December 31, 2025	Total Sales)	(% Change)
Carbon steel	53%	(2.2)%
Aluminum	17%	5.6%
Stainless steel	13%	(8.0)%
Alloy	4%	3.3%
Copper & brass	3%	17.0%

Our 2024 acquisitions did not significantly impact the selling prices of our major commodity products.

Cost of Sales and Gross Profit

	2025		2024
		% of		% of	Dollar	Percentage
Year Ended December 31,		Net Sales		Net Sales	Change	Change
Cost of sales	$10,186.8	71.3%	$9,728.4	70.3%	$458.4	4.7%
Gross profit	$4,107.5	28.7%	$4,106.6	29.7%	$0.9	—%
LIFO expense (income), included in cost of sales	$113.7	0.8%	$(144.4)	(1.0)%	$258.1

We record, in cost of sales, non-cash adjustments to our LIFO method inventory valuation reserve that, in effect, reflect cost of sales at current replacement costs. The change in LIFO expense (income) was due to the rising metals pricing environment in 2025 compared to the declining metals pricing trend in 2024. As of December 31, 2025, the inventory balance in our consolidated balance sheet includes a LIFO method inventory valuation reserve of $548.6 million.

See “Overview” for further discussion of the impact of tariff actions on LIFO expense and our gross profit margin. See “Net Sales” above for trends in both demand and costs of our products, and product pricing.

Expenses

	2025		2024
		% of		% of	Dollar	Percentage
Year Ended December 31,		Net Sales		Net Sales	Change	Change
SG&A expense	$2,806.7	19.6%	$2,666.2	19.3%	$140.5	5.3%
SG&A expense, same-store	$2,711.3	19.5%	$2,602.0	19.2%	$109.3	4.2%
Depreciation and amortization expense	$278.2	1.9%	$268.7	1.9%	$9.5	3.5%

Our same-store SG&A expense declined 1.0% on a per ton sold basis from 2024. Our SG&A expense reflected inflationary wage adjustments and increased variable warehousing and delivery expenses associated with higher tons sold. SG&A expense in 2025 also included higher incentive-based compensation due to an approximately 8.8% increase in FIFO pretax income profitability.

Operating Income

	2025		2024
		% of		% of	Dollar	Percentage
Year Ended December 31,		Net Sales		Net Sales	Change	Change
Operating income	$1,012.7	7.1%	$1,160.0	8.4%	$(147.3)	(12.7)%
Impairment and restructuring charges	$28.4	0.2%	$25.1	0.2%	$3.3	13.1%

32 / 2025 Form 10-K

Operating income and margin declined mainly due to a 100-basis point decline in gross profit margin due to LIFO method inventory valuation adjustments that outweighed an increase in tons sold.

See Note 20—“Impairment and Restructuring Charges” to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” for further information on our impairment and restructuring charges.

See “Net Sales” above for discussion of trends in demand and product costs and “Expenses” for trends in our operating expenses.

Income Tax Rate

Our effective income tax rate of 23.5% in 2025 increased from 23.0% in 2024, primarily due to a reduced favorable impact from company-owned life insurance policies. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes partially offset by the net effects of company-owned life insurance policies. See Note 12—“Income Taxes” to our consolidated financial statements in Part II, Item 8, "Financial Statements and Supplementary Data" for further information on the differences between our effective income tax rates and the U.S. federal statutory rate.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

See discussion in the “Results of Operations” and “Liquidity and Capital Resources” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Financial Condition

As of December 31, 2025, we had $216.6 million in cash and cash equivalents and our net debt-to-total capital ratio (net debt-to-total capital is calculated as carrying amount of debt, net of cash, divided by total Reliance stockholders’ equity plus carrying amount of debt, net of cash) was 14.4% compared to 10.2% as of December 31, 2024. The increase was primarily attributable to increased borrowings under our revolving credit facility.

Cash Flows

Net cash provided by operations of $831.4 million in 2025 decreased $598.4 million from $1.43 billion in 2024. The decrease was mainly due to a $136.4 million decline in net income and increased working capital requirements. Higher tons sold volume and the rising metals pricing environment in 2025 required a greater working capital investment (primarily accounts receivable and inventories) than in 2024 during which metals prices were declining.

Income taxes paid, net of $163.7 million in 2025 decreased from $244.9 million in 2024, mainly due to lower pretax income.

Net cash used in investing activities of $321.8 million in 2025 decreased $481.9 million compared to $803.7 million in 2024. $361.8 million of the decrease was due to the absence of acquisition activity in 2025 compared to four acquisitions completed in 2024. Our investments in capital expenditures also declined $101.7 million in 2025 compared to 2024. The majority of our capital expenditures in 2025 and 2024 were related to growth initiatives.

Net cash used in financing activities of $620.2 million in 2025 decreased $756.2 million from $1.38 billion in 2024. The decrease was mainly the result of decreased share repurchases partially offset by $277.0 million of net debt borrowings under our revolving credit facility. In 2025, we repurchased $594.1 million of our common stock compared to a record $1.09 billion in 2024. Our returns to stockholders also included a 9.1% increase in

2025 Form 10-K / 33

our quarterly dividend rate effective in the first quarter of 2025; however, our total dividend payments of $254.7 million in 2025 were only slightly higher than the $249.7 million paid in 2024 as our share repurchase activity reduced outstanding shares.

Liquidity and Capital Resources

We believe our primary sources of liquidity, including funds generated from operations, cash and cash equivalents and our $1.5 billion revolving credit facility “Credit Agreement”), will be sufficient to satisfy our cash requirements and stockholder return activities over the next 12 months and beyond.

Our material cash requirements over the next 12 months include operating lease payments, planned capital expenditures, interest payments on outstanding debt, dividends and discretionary share repurchases.

As of December 31, 2025, we had $400.7 million of debt obligations due before our $1.5 billion revolving credit facility matures on September 10, 2029, consisting primarily of $400.0 million outstanding under our Term Loan due in 2028.

See Note 10—“Debt” to our consolidated financial statements in Part II, Item 8, "Financial Statements and Supplementary Data" for further information on our Credit Agreement, Term Loan, debt maturities and indentures governing our debt securities.

We believe we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and approximately $1.22 billion available under our unsecured revolving credit facility, we expect to continue to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit ratings enhance our ability to effectively raise capital. We believe our sources of liquidity will continue to be adequate to maintain operations, make necessary capital expenditures, finance strategic growth through acquisitions and internal initiatives, and return capital to shareholders through dividends and share repurchases.

Covenants

The Credit Agreement, Term Loan and indentures governing our debt securities include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement and Term Loan include, among other things, a financial maintenance covenant that requires us to comply with a maximum total net leverage ratio. As of December 31, 2025, our total net leverage ratio, calculated in accordance with the Credit Agreement and Term Loan, was 17% compared to the debt covenant maximum of 60%.

Dividends

We have paid regular quarterly dividends to our stockholders for 66 consecutive years and increased the quarterly dividend on our common stock 33 times since our 1994 IPO, with the most recent increase of 4.2% from $1.20 per share to $1.25 per share effective in the first quarter of 2026. We have never reduced or suspended our regular quarterly dividend.

Share Repurchase Plan

See Note 15—“Equity” to our consolidated financial statements in Part II, Item 8, "Financial Statements and Supplementary Data" for information on our share repurchases.

As of December 31, 2025, we had $763.5 million remaining repurchase authorization under our $1.5 billion share repurchase program that was most recently amended by our Board of Directors on October 22, 2024. The share repurchase program does not require the repurchase of any specific number of shares in any prescribed period, does not have a specific expiration date and may be suspended or discontinued at any time.

34 / 2025 Form 10-K

Decisions regarding the timing and amount of share repurchases are made within the context of our overall capital allocation priorities, including funding operating needs, planned capital expenditures, strategic acquisitions, maintaining targeted leverage metrics and returning capital to stockholders. The execution of repurchases may be affected by market conditions, business performance, liquidity considerations and other factors.

Purchase Obligations

We had $318.6 million of operating lease obligations as of December 31, 2025, for processing and distribution facilities, equipment, automobiles, trucks and trailers, ground leases and other leased spaces, such as depots, sales offices, storage and data centers. Our expected payments over the next 12 months under these operating leases are $81.4 million. See Note 11—“Leases” to our consolidated financial statements in Part II, Item 8, "Financial Statements and Supplementary Data" for information regarding the maturities of our operating lease obligations.

As of December 31, 2025, we had entered into contracts related to capital expenditures in the amount of $38.3 million, that is expected to be paid in 2026. Our actual capital expenditure spending over the next 12 months is ultimately dependent on market conditions, lead times and availability of property, plant and equipment when the capital project is initiated.

We primarily purchase and sell in the spot market and consequently our purchase orders are based on our current needs and are typically fulfilled by our vendors within short time periods (lead times). In addition, certain of our purchase orders are authorizations to purchase rather than binding contractual commitments. We do not have significant agreements for the purchase of goods specifying minimum quantities and set prices that exceed our expected requirements for three months. The total amount of minimum commitments based on current pricing is estimated at approximately $182.2 million, with amounts in 2026, 2027 and thereafter being $165.5 million, $5.3 million and $11.4 million, respectively.

We have other contractual commitments under long-term service agreements, totaling $69.5 million as of December 31, 2025, with amounts in 2026, 2027 and thereafter being $32.8 million, $23.7 million and $13.0 million, respectively.

Goodwill and Other Intangible Assets

We have one reporting unit for goodwill impairment testing purposes. There have been no changes in our reportable segments; we have one reportable segment—metals service centers.

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $2.17 billion as of December 31, 2025, or approximately 21% of total assets and 30% of total equity. Additionally, other intangible assets amounted to $960.1 million as of December 31, 2025, or approximately 9% of total assets and 13% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests based on an assessment of qualitative factors and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their estimated useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Refer to Critical Accounting Estimates for further information regarding judgments involved in testing for recoverability of our goodwill and other intangible assets.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company’s significant accounting policies, including recently issued accounting pronouncements, are fully described in Note 1—“Summary of Significant Accounting Policies” to our

2025 Form 10-K / 35

consolidated financial statements in Part II, Item 8, "Financial Statements and Supplementary Data.” When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies are critical due to the fact that they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our most critical accounting estimates include those related to the recoverability of goodwill and other indefinite-lived intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill and Other Indefinite-Lived Intangible Assets

We annually test for impairment of goodwill and intangible assets deemed to have indefinite lives and, between annual tests, whenever significant events or changes occur, based on an assessment of qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value. The qualitative factors we review include a decline in our stock price and market capitalization, a decline in the market conditions of our products and viability of end markets, and developments in our business and the overall economy. We make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets, including calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. We perform the required annual goodwill and indefinite-lived intangible asset impairment test as of November 1 of each year. No impairment of goodwill was determined to exist during the periods presented in the consolidated financial statements. We recorded impairment losses on our intangible assets with indefinite lives in the amount of $9.9 million and $11.2 million in 2025 and 2024, respectively. No impairment of intangible assets with indefinite lives was recognized in 2023. See Note 8—“Intangible Assets, Net” of Part II, Item 8, “Financial Statements and Supplementary Data” for further details of our impairment losses.

Long-Lived Assets

We periodically review the recoverability of our other long-lived assets, primarily property, plant and equipment and intangible assets subject to amortization. The evaluation is performed at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets. An impairment loss may be recognized if the estimated undiscounted cash flows are less than the carrying amount of the assets. We must make assumptions regarding estimated future cash flows and other factors to estimate the fair value of the respective assets to determine the amount of the impairment loss. If these estimates or their related assumptions change in the future, we may be required to record impairment charges. We didn’t recognize any impairment losses for long-lived assets in 2025 and 2023. We recorded $0.5 million of impairment losses on property, plant and equipment in 2024.

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

36 / 2025 Form 10-K

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, and metals pricing, demand and availability.

Commodity price risk

Metals prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption, import levels into the U.S., trade policy, global economic factors and foreign currency exchange rates. We do not currently use financial derivatives to hedge our exposure to metals price volatility. Decreases in metals prices could adversely affect our revenues, gross profit and net income. We primarily purchase and sell in the spot market and consequently are generally able to react quickly to changes in metals pricing. This strategy also limits our exposure to commodity prices to our inventories on hand. In an environment of increasing material costs, our selling prices usually increase, and we typically generate higher levels of gross profit and pretax income dollars for the same operational efforts. Conversely, if metals pricing declines, we will typically generate lower levels of gross profit and pretax income dollars. In periods when demand deteriorates rapidly and metal prices are declining significantly in a compressed period of time, a portion of our inventory on hand may be at higher costs than our selling prices, causing a significant adverse effect on our gross profit and pretax income margins. However, when prices stabilize and our inventories on hand reflect more current prices, our gross profit margins tend to return to more normalized levels.

Foreign exchange rate risk

Some of our sales to international customers are denominated in foreign currencies that are different than the primary economic environment of the Reliance metals service center serving them, which exposes our operations to foreign currency transaction gains and losses. The currency effects of translating the financial statements of our foreign subsidiaries, which operate in local currency environments, are included in accumulated other comprehensive loss and do not impact earnings unless there is a liquidation or sale of those foreign subsidiaries. We do not currently hedge our net investments in foreign subsidiaries due to the long-term nature of the investments.

Net foreign currency transaction gains and losses included in our earnings amounted to losses of $2.3 million, gains of $1.9 million; and losses of $1.3 million in 2025, 2024 and 2023, respectively.

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

Market risk related to our variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates. As of December 31, 2025, we had a total of $677.0 million of outstanding borrowings under our revolving credit facility and Term Loan that bore interest at variable rates based on SOFR. Assuming the same level of variable-interest debt, a hypothetical 100-basis point increase in SOFR would result in approximately $6.8 million of additional interest expense on an annual basis.

2025 Form 10-K / 37

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RELIANCE, INC.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

All other schedules are omitted because either they are not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

38 / 2025 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Reliance, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Reliance, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II of valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

2025 Form 10-K / 39

Recoverability of Long-Lived Assets and Indefinite-Lived Intangible Assets

As discussed in Notes 1, 6 and 8 to the consolidated financial statements, property, plant and equipment, net and intangible assets, net as of December 31, 2025 were $2,633.3 million and $960.1 million, respectively. The Company reviews the recoverability of property, plant and equipment, net and amortizable intangible assets (long-lived assets) whenever significant events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets (asset groups). The Company tests the recoverability of indefinite-lived intangible assets annually or whenever significant events or changes in circumstances occur based on an analysis of qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value.

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

Los Angeles, California

February 26, 2026

40 / 2025 Form 10-K

RELIANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except shares in thousands and per share amounts)

Year Ended December 31,	2025	2024	2023
Net Sales	$14,294.3	$13,835.0	$14,805.9

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	10,186.8	9,728.4	10,258.6
Warehouse, delivery, selling, general and administrative	2,806.7	2,666.2	2,562.4
Depreciation and amortization	278.2	268.7	245.4
Impairment	9.9	11.7	—
	13,281.6	12,675.0	13,066.4

Operating income	1,012.7	1,160.0	1,739.5

Other (income) expense:
Interest expense	55.7	40.3	40.1
Other income, net	(12.2)	(20.2)	(41.3)
Income before income taxes	969.2	1,139.9	1,740.7
Income tax provision	227.6	261.9	400.6
Net income	741.6	878.0	1,340.1
Less: net income attributable to noncontrolling interests	2.2	2.8	4.2
Net income attributable to Reliance	$739.4	$875.2	$1,335.9

Earnings per share attributable to Reliance stockholders:
Basic	$14.07	$15.70	$22.90
Diluted	$13.98	$15.56	$22.64

Shares used in computing earnings per share:
Basic	52,555	55,746	58,328
Diluted	52,875	56,246	59,015

See accompanying notes to consolidated financial statements.

2025 Form 10-K / 41

RELIANCE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

Year Ended December 31,	2025	2024	2023
Net income	$741.6	$878.0	$1,340.1
Other comprehensive income (loss):
Foreign currency translation gain (loss)	27.6	(44.0)	8.3
Pension and postretirement benefit adjustments, net of tax	—	5.5	1.3
Total other comprehensive income (loss)	27.6	(38.5)	9.6
Comprehensive income	769.2	839.5	1,349.7
Less: comprehensive income attributable to noncontrolling interests	2.2	2.8	4.2
Comprehensive income attributable to Reliance	$767.0	$836.7	$1,345.5

See accompanying notes to consolidated financial statements.

42 / 2025 Form 10-K

RELIANCE, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except shares in thousands and par value)

December 31,	2025	2024
Assets
Current assets:
Cash and cash equivalents	$216.6	$318.1
Accounts receivable, less allowance for credit losses of $22.1 and $23.2	1,539.9	1,342.0
Inventories	2,187.8	2,026.8
Prepaid expenses and other current assets	165.6	148.2
Income taxes receivable	31.2	60.4
Total current assets	4,141.1	3,895.5
Property, plant and equipment, net	2,633.3	2,544.9
Operating lease right-of-use assets	315.2	275.2
Goodwill	2,169.9	2,161.8
Intangible assets, net	960.1	1,007.2
Cash surrender value of life insurance policies, net	48.0	46.0
Other long-term assets	105.7	91.2
Total assets	$10,373.3	$10,021.8

Liabilities and Equity
Current liabilities:
Accounts payable	$375.2	$361.9
Accrued expenses	150.0	144.4
Accrued compensation and retirement benefits	198.1	195.2
Accrued insurance costs	56.4	50.4
Current maturities of long-term debt	0.7	399.7
Current maturities of operating lease liabilities	67.7	61.4
Total current liabilities	848.1	1,213.0
Long-term debt	1,420.2	742.8
Operating lease liabilities	250.9	214.2
Long-term retirement benefits	24.9	26.9
Other long-term liabilities	74.1	56.8
Deferred income taxes	575.6	537.5
Total liabilities	3,193.8	2,791.2
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value and 200,000 shares authorized
Issued and outstanding shares—51,735 and 53,715	0.1	0.1
Retained earnings	7,257.6	7,334.7
Accumulated other comprehensive loss	(87.6)	(115.2)
Total Reliance stockholders’ equity	7,170.1	7,219.6
Noncontrolling interests	9.4	11.0
Total equity	7,179.5	7,230.6
Total liabilities and equity	$10,373.3	$10,021.8

See accompanying notes to consolidated financial statements.

2025 Form 10-K / 43

RELIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

Year Ended December 31,	2025	2024	2023
Operating activities:
Net income	$741.6	$878.0	$1,340.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	278.2	268.7	245.4
Impairment	9.9	11.7	—
Provision for credit losses	3.0	2.2	3.5
Deferred income tax provision	37.1	36.4	16.2
Stock-based compensation expense	55.6	56.8	65.0
Other	(12.7)	10.1	(0.8)
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(195.4)	167.4	95.6
Inventories	(154.8)	116.8	(41.5)
Prepaid expenses and other assets	75.8	27.2	37.3
Accounts payable and other liabilities	(6.9)	(145.5)	(89.5)
Net cash provided by operating activities	831.4	1,429.8	1,671.3

Investing activities:
Acquisitions, net of cash acquired	(2.8)	(364.6)	(24.0)
Purchases of property, plant and equipment	(328.9)	(430.6)	(468.8)
Proceeds from sales of property, plant and equipment	17.2	4.7	11.1
Other	(7.3)	(13.2)	(2.2)
Net cash used in investing activities	(321.8)	(803.7)	(483.9)

Financing activities:
Net short-term debt borrowings	—	—	(2.2)
Proceeds from long-term debt borrowings	2,701.0	663.0	—
Principal payments on long-term debt	(2,424.3)	(663.3)	(506.1)
Cash dividends and dividend equivalents	(254.7)	(249.7)	(238.1)
Share repurchases	(594.1)	(1,093.7)	(479.5)
Taxes paid related to net share settlement of restricted stock units	(17.9)	(42.8)	(54.1)
Excise tax on repurchase of common shares	(10.0)	—	—
Other	(20.2)	10.1	(2.3)
Net cash used in financing activities	(620.2)	(1,376.4)	(1,282.3)
Effect of exchange rate changes on cash and cash equivalents	9.1	(11.8)	1.7
Decrease in cash and cash equivalents	(101.5)	(762.1)	(93.2)
Cash and cash equivalents, beginning balance	318.1	1,080.2	1,173.4
Cash and cash equivalents, ending balance	$216.6	$318.1	$1,080.2

Supplemental cash flow information:
Interest paid	$54.7	$37.8	$41.8
Income taxes paid, net	$163.7	$244.9	$386.3

See accompanying notes to consolidated financial statements.

44 / 2025 Form 10-K

RELIANCE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share amounts)

Year Ended December 31,	2025	2024	2023
Total equity, beginning balance	$7,230.6	$7,732.8	$7,095.9

Common stock and additional paid-in capital:
Beginning balance	0.1	0.1	0.1
Stock-based compensation	55.6	56.8	65.0
Taxes paid related to net share settlement of restricted stock units	(0.1)	(25.7)	(17.0)
Repurchase of common shares	(55.5)	(31.1)	(48.0)
Ending balance	0.1	0.1	0.1

Retained earnings:
Beginning balance	7,334.7	7,798.9	7,173.6
Net income attributable to Reliance	739.4	875.2	1,335.9
Cash dividends	(252.0)	(245.4)	(233.2)
Dividend equivalents paid on vested restricted stock units	(2.7)	(4.3)	(4.9)
Taxes paid related to net share settlement of restricted stock units	(17.8)	(17.1)	(37.1)
Repurchase of common shares	(538.6)	(1,062.6)	(431.5)
Excise tax on repurchase of common shares	(5.4)	(10.0)	(3.9)
Ending balance	7,257.6	7,334.7	7,798.9

Accumulated other comprehensive loss:
Beginning balance	(115.2)	(76.7)	(86.3)
Other comprehensive income (loss)	27.6	(38.5)	9.6
Ending balance	(87.6)	(115.2)	(76.7)

Total Reliance stockholders' equity, ending balance	7,170.1	7,219.6	7,722.3

Noncontrolling interests:
Beginning balance	11.0	10.5	8.5
Comprehensive income	2.2	2.8	4.2
Acquisition	—	0.3	—
Dividends paid	(3.8)	(2.6)	(2.2)
Ending balance	9.4	11.0	10.5

Total equity, ending balance	$7,179.5	$7,230.6	$7,732.8

Cash dividends declared per common share	$4.80	$4.40	$4.00

See accompanying notes to consolidated financial statements.

2025 Form 10-K / 45

RELIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements include the accounts of Reliance, Inc. and its subsidiaries (collectively “Reliance”, “the Company”, “we”, “our” or “us”). Our consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The ownership of the other interest holders of consolidated subsidiaries is reflected as noncontrolling interests. Investments in unconsolidated subsidiaries are recorded under the equity method of accounting.

Business

As a global diversified metal solutions provider, we operate a network of approximately 310 locations in 41 U.S. states and 10 foreign countries (Belgium, Canada, China, France, Malaysia, Mexico, Singapore, South Korea, the United Arab Emirates and the United Kingdom) as of December 31, 2025 that provides value-added metals processing services and distributes a full line of more than 100,000 metal products.

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

Accounts Receivable and Concentrations of Credit Risk

Trade receivables are typically non-interest bearing and are recorded at amortized cost. Sales to our recurring customers are generally made on open account terms while sales to occasional customers may be made on a collect on delivery basis. Past due status of customer accounts is determined based on how recent payments have been received in relation to payment terms granted. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral required. The allowance for credit losses reflects the expected losses on our trade receivables and is determined based on customer-specific facts and the consideration of historical loss information, current conditions and reasonable and supportable forecasts using a loss-rate approach. Amounts are written-off against the allowance in the period we determine the receivable is uncollectible.

Concentrations of credit risk with respect to trade receivables are limited due to the geographically diverse customer base, with limited exposure to any single customer account, and various industries into which our products are sold. We have no significant concentration of credit risk.

Inventories

The majority of our inventory is valued using the last-in, first-out (“LIFO”) method, which is not in excess of market. Under this method, older costs are included in inventory, which may be higher or lower than current costs. This method of valuation is subject to year-to-year fluctuations in cost of material sold, which is influenced

46 / 2025 Form 10-K

by the inflation or deflation existing within the metal wholesaling industry as well as fluctuations in our product mix and on hand inventory levels.

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities and current maturities of operating lease liabilities approximate their carrying values due to the short period of time to maturity. The fair values of outstanding borrowings under our revolving credit facility and term loan, which carry interest at variable rates based on the Secured Overnight Financing Rate (“SOFR”), approximate their carrying values. The aggregate fair values of our senior unsecured notes based on quoted market prices were $736.0 million and $1.09 billion as of December 31, 2025 and 2024, respectively, compared to their aggregate carrying values of $743.2 million and $1.14 billion, respectively. The estimated fair values of our senior unsecured notes are based on Level 2 inputs, including benchmark yields, reported trades and broker/dealer quotes. Fair values of our other financial instruments, which include deferred compensation plan assets held within grantor trusts, are comprised of marketable securities that are generally based on quoted market prices for identical instruments that trade in active markets.

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

We test for impairment of goodwill and intangible assets deemed to have indefinite lives annually and, between annual tests, whenever significant events or changes occur, based on an assessment of qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value. We have one reporting unit for goodwill impairment purposes, which is the consolidated company. We calculate the fair value of the reporting unit using our market capitalization or the discounted cash flow method, as necessary, and compare the fair value to the carrying value of the reporting unit to determine if impairment exists. We perform our annual impairment evaluations of goodwill and other indefinite-lived intangible assets on November 1 of each year. No impairment of goodwill was determined to exist in any of the years presented. We recorded impairment losses on certain trade name intangible assets with indefinite lives in the amounts of $9.9 million and $11.2 million in 2025 and 2024, respectively. No impairment losses were recognized in 2023. See Note 20—“Impairment and Restructuring Charges” for further details of our impairment losses.

Long-Lived Assets

Property, plant and equipment is recorded at cost (or at fair value for assets acquired in connection with a business combination) and the provision for depreciation of these assets is generally computed on the straight-line method at rates designed to distribute the cost of assets over the useful lives, estimated as follows: buildings, including leasehold improvements, over five to 50 years and machinery and equipment over three to 20 years.

Intangible assets with finite useful lives are amortized over their useful lives. We periodically review the recoverability of our property, plant and equipment and intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

2025 Form 10-K / 47

We didn’t recognize any impairment losses for long-lived assets in 2025 and 2023. We recognized $0.5 million of impairment losses for property, plant and equipment in 2024.

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

Revenue Recognition

We recognize revenue when control of metal products or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales and value-added taxes collected from customers are excluded from our reported sales. There are no significant judgments or estimates made to determine the amount or timing of our reported revenues. The transaction price associated with unperformed performance obligations is not significant as of December 31, 2025 and 2024.

Metal Sales

We have minimal long-term contract sales with our customers as we primarily transact in the spot market under fixed price sales orders. The majority of our metal product sales orders generally have only one performance obligation: sale of processed or unprocessed metal product. Control of the metal products we sell transfers to our customers upon delivery for orders with free on board (“FOB”) destination terms or upon shipment for orders with FOB shipping point terms. Shipping and handling charges to our customers are included in net sales. We account for all shipping and handling of our products as fulfillment activities and not as a promised good or service. Costs incurred in connection with the shipping and handling of our products are typically included in operating expenses whether we use a third-party carrier or our own trucks. In 2025, 2024 and 2023, shipping and handling costs included in Warehouse, delivery, selling, general and administrative (“SG&A”) expenses were $588.6 million, $550.5 million and $525.9 million, respectively. Shipment and delivery of our orders generally occur on the same day due to the close proximity of our customers and our metals service center locations.

Toll Processing and Logistics

We toll process customer-owned metal for a fee. Logistics services primarily include transportation and storage services for metal we toll process. Revenue for these services is recognized over time as the toll processing or logistics services are performed. The toll processing services are generally short-term in nature with the service being performed in less than one day.

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. Our overall operations have not shown any material seasonal trends as a result of our geographic, product and customer diversity. Typically, revenues in the months of July, November and

48 / 2025 Form 10-K

December have been lower than in other months because of a reduced number of shipping days, resulting from holidays observed by the Company as well as vacation and extended holiday closures at some of our customers. The number of shipping days in each quarter has an impact on our quarterly sales and profitability. We cannot predict whether period-to-period fluctuations will be consistent with historical patterns. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Stock-Based Compensation

All of our stock-based compensation plans are considered equity plans. The fair value of stock awards and restricted stock units is determined based on the fair value of our common stock on the grant date. The fair value of stock awards and restricted stock units is expensed on a straight-line basis over their respective vesting periods, net of forfeitures when they occur. Stock-based compensation expense was $55.6 million, $56.8 million and $65.0 million in 2025, 2024 and 2023, respectively, and is included in SG&A expense.

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

Foreign Currencies

The currency effects of translating into U.S. dollars the financial statements of our foreign subsidiaries, which typically use the local currency of the countries in which they are located, are included in the Accumulated other comprehensive loss caption in the consolidated balance sheets. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of income in the Other (income) expense, net caption, and amounted to losses of $2.3 million, gains of $1.9 million and losses of $1.3 million in 2025, 2024 and 2023, respectively.

2025 Form 10-K / 49

Governmental Assistance

In 2024, economic development bonds (“EDB”) issued by the Development Authority of Haralson County, Georgia were used to receive certain 13-year real and personal property tax abatements in Haralson County for the construction of one of our metals service centers, included in the property, plant and equipment, net caption in the accompanying consolidated balance sheet as of December 31, 2025 and 2024. We are both EDB bondholders and the lessee of the property purchased with the EDB proceeds. The EDB assets and financial liabilities are equal and are reported net in the consolidated balance sheet. As of December 31, 2025 and 2024, the assets and liabilities associated with the EDBs were $51.6 million and $37.3 million, respectively.

Impact of Recently Issued Accounting Standards—Adopted

Improvements to Income Tax Disclosures—In December 2024, the Financial Accounting Standards Board (“FASB”) issued changes to expand the disclosure requirements for income taxes. The changes require disaggregated information about our effective tax rate reconciliation and income taxes paid. We adopted the changes for the year ended December 31, 2025, on a prospective basis. See Note 12—“Income Taxes.”

Impact of Recently Issued Accounting Standards—Not Yet Adopted

Disaggregation of Income Statement Expenses—In November 2025, the FASB issued changes to expand the disclosure requirements for specific expense categories. The changes require disaggregated quantitative disclosure, in the notes to the financial statements, of prescribed expense categories included within relevant income statement expense captions. These changes will be effective beginning with our 2027 fiscal year and subsequent interim periods, with early adoption permitted. As the guidance only requires additional disclosure there will be no impact to our results of operations, financial condition or cash flows.

NOTE 2. ACQUISITIONS

2024 Acquisitions

With cash on hand, we acquired (i) Cooksey Iron & Metal Company on February 1, 2024; (ii) American Alloy Steel, Inc. on April 1, 2024; (iii) Mid-West Materials, Inc. on April 1, 2024; and (iv) certain assets of the FerrouSouth division of Ferragon Corporation on August 16, 2024. Included in our net sales for 2025 and 2024 were combined net sales of $389.2 million and $286.2 million, respectively, from our 2024 acquisitions.

Our 2024 acquisitions have increased our capacity and enhanced our product, customer and geographic diversification. We have not diversified outside our core business of providing metal distribution and processing solutions since inception.

50 / 2025 Form 10-K

The aggregate allocation of the purchase prices for our 2024 acquisitions to the fair values of the assets acquired and liabilities assumed was as follows (in millions):

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

Summary purchase price allocation information for all acquisitions

All of the acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocations of each acquisition’s purchase price as of December 31, 2025. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

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

Unaudited pro forma financial information for all acquisitions

Unaudited pro forma summary financial results present our consolidated results of operations as if our 2024 acquisitions had occurred as of January 1, 2023, after the effect of certain adjustments, including lease cost fair value adjustments, amortization of inventory step-down to fair value adjustments included in cost of sales, depreciation and amortization of certain identifiable property, plant and equipment and intangible assets.

Pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the 2024 acquisitions been made as of January 1, 2023, or of any potential results which may occur in the future.

Pro forma sales were $13.94 billion for 2024 and pro forma net income and earnings per share were comparable with our 2024 consolidated results.

2025 Form 10-K / 51

Pro forma summary results for 2023 were as follows (in millions, except per share amounts):

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

Operations that are majority owned by us include: Indiana Pickling and Processing Company in which our wholly-owned subsidiary, Feralloy Corporation, has a 56% ownership interest; and Valex Corp.’s operations in South Korea, in which our wholly-owned subsidiary, Valex Corp., has a 96% ownership interest. The results of these majority-owned operations are consolidated in our financial results. The portion of the earnings related to the noncontrolling shareholder interests has been reflected in the Net income attributable to noncontrolling interests caption in the accompanying consolidated statements of income.

NOTE 4. INVENTORIES

Our inventories are primarily stated on the LIFO method, which is not in excess of market. We use the LIFO method of inventory valuation because it results in a better matching of costs and revenues. The cost of inventories stated on the first-in, first-out (“FIFO”) method is not in excess of net realizable value.

Inventories consisted of the following (in millions):

December 31,	2025	2024
LIFO inventories—cost on FIFO method	$2,318.6	$2,033.4
Cost on FIFO method higher than LIFO value	(548.6)	(434.9)
Inventories—stated on LIFO method	1,770.0	1,598.5
Inventories—stated on FIFO method	417.8	428.3
	$2,187.8	$2,026.8

The changes in the LIFO inventory valuation reserve were as follows (in millions):

Year Ended December 31,	2025	2024	2023
LIFO inventory valuation reserve expense (income)	$113.7	$(144.4)	$(164.5)

Cost increases for the majority of our products were the primary cause of the 2025 LIFO inventory valuation reserve adjustment resulting in a charge, or expense. Cost decreases for the majority of our products were the primary cause of the 2024 and 2023 LIFO inventory valuation reserve adjustment resulting in credits, or income.

52 / 2025 Form 10-K

NOTE 5. REVENUES

The following table presents our sales disaggregated by product and service (in millions):

Year Ended December 31,	2025	2024	2023
Carbon steel	$7,903.2	$7,575.6	$8,071.8
Aluminum	2,471.5	2,294.4	2,456.4
Stainless steel	1,949.4	2,068.8	2,336.7
Alloy	641.0	637.7	704.9
Toll processing and logistics	646.9	623.7	610.6
Copper and brass	376.7	311.2	304.6
Miscellaneous and eliminations	305.6	323.6	320.9
Total	$14,294.3	$13,835.0	$14,805.9

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following (in millions):

December 31,	2025	2024
Land	$299.5	$297.2
Buildings	1,797.6	1,689.2
Machinery and equipment	2,836.2	2,643.2
Construction in progress	243.4	297.0
Property, plant and equipment, gross	5,176.7	4,926.6
Less: accumulated depreciation	(2,543.4)	(2,381.7)
Property, plant and equipment, net	$2,633.3	$2,544.9

As of December 31, 2025, 2024 and 2023, noncash investing activity included $7.5 million, $7.3 million and $15.2 million of capital expenditures, respectively, included in accounts payable and accrued expenses.

NOTE 7. GOODWILL

The changes in the carrying amount of goodwill are as follows (in millions):

Balance as of January 1, 2024	$2,111.1
Acquisitions	58.1
Foreign currency translation	(7.4)
Balance as of December 31, 2024	2,161.8
Acquisitions	2.8
Purchase price allocation adjustments	0.7
Foreign currency translation	4.6
Balance as of December 31, 2025	$2,169.9

We had no accumulated impairment losses related to goodwill as of December 31, 2025 and 2024.

2025 Form 10-K / 53

NOTE 8. INTANGIBLES ASSETS, NET

Intangible assets, net, consisted of the following (in millions):

		2025		2024
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
December 31,	Life in Years	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer lists/relationships	13.9	$754.8	$(596.6)	$753.4	$(559.6)
Backlog of orders	7.9	22.1	(11.4)	21.0	(8.2)
Other	9.3	10.2	(9.8)	10.2	(9.6)
		787.1	(617.8)	784.6	(577.4)
Intangible assets not subject to amortization:
Trade names		790.8	—	800.0	—
		$1,577.9	$(617.8)	$1,584.6	$(577.4)

Changes in the carrying amount of intangible assets, net are as follows (in millions):

Balance as of January 1, 2024	$981.1
Acquisitions	80.9
Amortization expense	(42.6)
Impairment	(11.2)
Other	2.2
Foreign currency translation	(3.2)
Balance as of December 31, 2024	1,007.2
Amortization expense	(39.2)
Impairment	(9.9)
Foreign currency translation	2.0
Balance as of December 31, 2025	$960.1

See Note 2—“Acquisitions” for further discussion of intangible assets recorded in the purchase price allocations of our 2024 acquisitions.

We recognized impairment losses of $9.9 million and $11.2 million in 2025 and 2024, respectively, relating to certain trade name intangible assets. See Note 20—“Impairment and Restructuring Charges” for further discussion of our impairment losses.

The following is a summary of estimated future amortization expense (in millions):

2026	$29.8
2027	29.1
2028	27.6
2029	25.5
2030	20.6
Thereafter	36.7
$169.3

NOTE 9. CASH SURRENDER VALUE OF LIFE INSURANCE POLICIES, NET

The cash surrender value of all life insurance policies held by us, net of loans and related accrued interest, was $48.0 million and $46.0 million as of December 31, 2025 and 2024, respectively.

54 / 2025 Form 10-K

Our wholly owned subsidiary, Earle M. Jorgensen Company (“EMJ”), is the owner and beneficiary of life insurance policies on certain former and current employees. Reliance is also the beneficiary of key person life insurance policies held by a grantor trust for the benefit of participants of the Reliance, Inc. Supplemental Executive Retirement Plan.

As of December 31, 2025 and 2024, loans and accrued interest outstanding on EMJ’s life insurance policies were $1.0 billion and $962.9 million, respectively.

Payments for premiums and interest owed on policy loans, net of proceeds from policy borrowings and redemptions are included in other investing activities in the accompanying consolidated statements of cash flows.

Income earned on our life insurance policies and redemptions, interest expense on borrowings against cash surrender values and cost of insurance charges are included in the Other (income) expense, net caption in the accompanying consolidated statements of income as follows (in millions):

Year Ended December 31,	2025	2024	2023
Investment income from life insurance policies	$(107.3)	$(101.4)	$(97.5)
Interest expense on life insurance policy loans	109.3	103.5	98.4
Life insurance policy cost of insurance	18.8	17.6	16.9
Income from life insurance policy redemptions	(13.0)	(8.1)	(11.7)
Life insurance policy expense, net	$7.8	$11.6	$6.1

NOTE 10. DEBT

Debt consisted of the following (in millions):

December 31,	2025	2024
Unsecured revolving credit facility maturing September 10, 2029	$277.0	$—
Unsecured term loan due August 14, 2028	400.0	—
Senior unsecured notes, interest payable semi-annually at 1.30%, effective rate of 1.53%, repaid August 15, 2025	—	400.0
Senior unsecured notes, interest payable semi-annually at 2.15%, effective rate of 2.27%, maturing August 15, 2030	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 6.85%, effective rate of 6.91%, maturing November 15, 2036	250.0	250.0
Other notes	0.7	1.1
Total	1,427.7	1,151.1
Less: unamortized discount and debt issuance costs	(6.8)	(8.6)
Less: amounts due within one year	(0.7)	(399.7)
Total long-term debt	$1,420.2	$742.8

The weighted average effective interest rate on the Company’s outstanding borrowings was 4.24% and 3.02% as of December 31, 2025 and 2024, respectively.

Unsecured Credit Facility

On September 10, 2024, we entered into a $1.5 billion unsecured five-year revolving credit facility (“Credit Agreement”) that amended and restated our then-existing $1.5 billion unsecured revolving credit facility. As of December 31, 2025, borrowings under the Credit Agreement were available at variable rates based on SOFR plus 1.00% or the bank prime rate and we currently pay a commitment fee at an annual rate of 0.10% on the unused portion of the revolving credit facility. The applicable margins over SOFR and prime rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our total net leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

2025 Form 10-K / 55

The weighted average interest rate on $277.0 million of outstanding borrowings under the revolving credit facility was 5.29% as of December 31, 2025. We had no outstanding borrowings under the revolving credit facility as of December 31, 2024. We had $0.7 million and $1.1 million of letters of credit outstanding under the revolving credit facility as of December 31, 2025 and 2024, respectively.

Unsecured Term Loan

On August 14, 2025, we entered into a $400.0 million unsecured Term Loan Agreement (“Term Loan”) maturing August 14, 2028. The proceeds were used to repay our $400.0 million senior unsecured notes maturing August 15, 2025. As of December 31, 2025, the borrowing under the Term Loan bore interest at SOFR plus 0.75%. The applicable interest rate margin over SOFR is subject to adjustment every quarter based on our total net leverage ratio that is defined similarly as in our Credit Agreement. The outstanding balance under the Term Loan can be prepaid without penalty.

The interest rate on the outstanding balance of the term loan was 4.49% as of December 31, 2025.

Senior Unsecured Notes

On August 15, 2025, we repaid, at maturity, the $400.0 million aggregate outstanding principal amount of our 1.30% unsecured senior notes maturing August 15, 2025 with the proceeds from the Term Loan.

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

Letter of Credit/Letters of Guarantee Facility

We have a $50.0 million standby letters of credit/letters of guarantee agreement with one of the lenders under our Credit Agreement. We had $31.7 million and $29.2 million outstanding under this facility as of December 31, 2025 and 2024, respectively.

Covenants

The Credit Agreement, Term Loan and indentures governing our debt securities include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement and Term Loan include, among other things, a financial maintenance covenant that requires us to comply with a maximum total net leverage ratio. We were in compliance with the financial maintenance covenant under our Credit Agreement and Term Loan as of December 31, 2025.

Debt Maturities

The following is a summary of aggregate maturities of long-term debt for each of the next five years and thereafter (in millions):

2026	$0.7
2027	—
2028	400.0
2029	277.0
2030	500.0
Thereafter	250.0
$1,427.7

56 / 2025 Form 10-K

NOTE 11. LEASES

Our metals service center leases are comprised of processing and distribution facilities, equipment, automobiles, trucks and trailers, ground leases and other leased spaces, such as depots, sales offices, and storage. We also lease various office spaces. Our leases of facilities and other spaces expire at various times through 2045, and our ground leases expire at various times through 2068. Nearly all of our leases are operating leases; we have an insignificant amount of recognized finance right-of-use assets and obligations.

The following is a summary of our lease cost (in millions):

Year Ended December 31,	2025	2024	2023
Operating lease cost	$86.3	$75.1	$68.8
Variable fees and other(1)	28.1	30.9	28.6
Total lease cost	$114.4	$106.0	$97.4
(1)	Includes variable lease payments and costs of short-term leases.

Supplemental cash flow and balance sheet information is presented below (in millions):

Year Ended December 31,	2025	2024	2023
Supplemental cash flow information:
Cash payments for operating leases	$113.2	$74.8	$95.2
Right-of-use assets obtained in exchange for operating lease obligations	$112.6	$87.7	$74.7

December 31,		2025	2024
Other lease information:
Weighted average remaining lease term—operating leases		6.4 years	6.3 years
Weighted average discount rate—operating leases		4.9%	4.6%

Maturities of operating lease liabilities as of December 31, 2025 are as follows (in millions):

2026	$81.4
2027	70.2
2028	59.1
2029	49.9
2030	36.6
Thereafter	78.0
Total operating lease payments	375.2
Less: imputed interest	(56.6)
Total operating lease liabilities	$318.6

NOTE 12. INCOME TAXES

Reliance files a consolidated U.S. federal return and income tax returns in various state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2022 and state and local tax examinations before 2021.

2025 Form 10-K / 57

Provision for Income Taxes

The components of provision for income taxes were as follows (in millions):

Year Ended December 31,	2025	2024	2023
Current:
Federal	$136.6	$156.2	$277.0
State	35.8	39.9	73.8
Foreign	18.1	29.4	33.6
	190.5	225.5	384.4
Deferred:
Federal	38.0	31.7	18.0
State	3.8	5.9	0.3
Foreign	(4.7)	(1.2)	(2.1)
	37.1	36.4	16.2
Total:
Federal	174.6	187.9	295.0
State	39.6	45.8	74.1
Foreign	13.4	28.2	31.5
	$227.6	$261.9	$400.6

Income before income taxes was as follows (in millions):

Year Ended December 31,	2025	2024	2023
U.S.	$906.2	$1,021.3	$1,579.4
Foreign	63.0	118.6	161.3
Income before income taxes	$969.2	$1,139.9	$1,740.7

Effective Tax Rate

We adopted accounting changes issued by the FASB, “Improvements to Income Tax Disclosures,” in 2025 on a prospective basis. A reconciliation of income tax at the U.S. federal statutory rate to our tax provision and effective tax rate is as follows (in millions, except percentages):

Year Ended December 31,		2025
Income tax at U.S. federal statutory tax rate	$203.5	21.0%
Domestic state and local income tax, net of federal tax effect(1)	31.3	3.2
Domestic federal reconciling items
Nontaxable or nondeductible items
Life insurance policies	(20.3)	(2.1)
Other	8.0	0.8
Cross-border taxes	(0.2)	—
Other adjustments	0.1	—
Foreign tax effects	4.4	0.5
Changes in unrecognized tax benefits	0.8	0.1
Effective tax rate	$227.6	23.5%
(1)	State taxes in Illinois, Pennsylvania, California, Wisconsin, Alabama, Tennessee, Oregon, and Georgia make up the majority (greater than 50%) of the effect of the state and local income tax category.

58 / 2025 Form 10-K

A reconciliation of income tax at the U.S. federal statutory tax rate to our effective tax rate for prior years is as follows:

Year Ended December 31,	2024	2023
Income tax at U.S. federal statutory tax rate	21.0%	21.0%
State income tax, net of federal tax effect	3.1	3.4
Foreign earnings taxed at higher (lower) rates	0.3	(0.1)
Net effect of life insurance policies	(1.6)	(1.1)
Other, net	0.2	(0.2)
Effective tax rate	23.0%	23.0%

Deferred Taxes

The components of our deferred tax assets and liabilities are as follows (in millions):

December 31,	2025	2024
Deferred tax assets:
Allowance for credit losses	$6.1	$6.5
Inventory costs capitalized for tax purposes	14.1	13.1
Accrued expenses not currently deductible for tax	36.0	33.0
Stock-based compensation	10.3	10.4
Net operating loss carryforwards	1.1	1.5
Tax credits carryforwards	1.4	0.4
Total deferred tax assets	69.0	64.9
Deferred tax liabilities:
Property, plant and equipment, net	(249.1)	(224.3)
Goodwill and other intangible assets	(356.4)	(351.9)
LIFO inventories	(35.0)	(20.7)
Other	(4.1)	(5.5)
Total deferred tax liabilities	(644.6)	(602.4)
Net deferred tax liabilities	$(575.6)	$(537.5)

The Company believes it is more likely than not that it will generate sufficient future taxable income to realize its deferred tax assets.

We are under audit by various state jurisdictions for years 2021 through 2024, but do not anticipate any material adjustments from these examinations.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2025	2024	2023
Unrecognized tax benefits as of January 1	$0.9	$1.2	$1.4
Increases (decreases) in tax positions for prior years	1.4	0.2	(0.2)
Increases in tax positions for current year	—	—	0.6
Settlements	—	—	(0.2)
Lapse of statute of limitations	(0.6)	(0.5)	(0.4)
Unrecognized tax benefits as of December 31	$1.7	$0.9	$1.2

As of December 31, 2025, $1.7 million of unrecognized tax benefits would impact the effective tax rate if recognized. Accrued interest and penalties, net of applicable tax effect, related to uncertain tax positions were $0.5 million and $0.2 million as of December 31, 2025 and 2024, respectively.

2025 Form 10-K / 59

Cash Paid for Income Taxes

Income taxes paid for 2025 were as follows (in millions):

Year Ended December 31,	2025
U.S. Federal	$102.0
Domestic state and local	30.5
Mexico	12.0
Other Foreign	19.2
Income taxes paid, net of refunds received	$163.7

Income taxes paid, net in 2024 and 2023 were $244.9 million and $386.3 million, respectively.

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

As of December 31, 2025, an aggregate of 1,249 thousand shares was authorized for future grant under our various stock-based compensation plans. Awards that expire or are canceled without delivery of shares of our common stock and shares withheld related to net share settlements of vested restricted stock units generally become available for issuance under the plans. As RSUs and PSUs vest, we issue new shares of Reliance common stock.

Restricted Stock Units

We granted key employees equity awards consisting of RSUs and PSUs in aggregate amounts as follows (in thousands, except per unit amounts):

					RSUs Vesting
					December 1,
				Grant Date	and
			RSU and PSU	Fair Value	PSUs Vesting
	RSUs	PSUs	Aggregate Units	Per Unit	December 31,
2025	100	68	168	$299.96	2027
2024	101	71	172	$289.19	2026
2023	110	84	194	$247.90	2025

Each RSU and PSU is subject to a service-based condition and includes a right to receive shares of common stock and dividend equivalent rights, subject to forfeiture. The RSUs provide the right to receive 100% of the number of RSUs granted in shares of our common stock and cliff vest on December 1 upon satisfaction of an approximately 3-year service-based condition. The PSUs include performance goals and the right to receive 0% to 200% of the number of PSUs granted in shares of our common stock and vest only upon the satisfaction of the service-based condition and certain performance targets for 3-year periods ending December 31.

60 / 2025 Form 10-K

A summary of the status of our unvested RSUs and PSUs as of December 31, 2025 and changes during the year then ended is as follows (in thousands, except per unit amounts):

		Weighted
		Average
		Grant Date
	RSU and PSU	Fair Value
	Aggregate Units	Per Unit
Unvested as of January 1, 2025	327	$267.96
Granted	168	299.96
Vested(1)	(168)	248.92
Cancelled or forfeited	(15)	280.79
Unvested as of December 31, 2025	312	$294.81
Shares reserved for future issuance (all plans)	1,249
(1)	PSUs granted in 2023 totaling 71 units vested on December 31, 2025 and settled in February 2026 through the issuance of 139 common shares.

The fair values as of the respective vesting dates of RSUs and PSUs vested during 2025, 2024 and 2023 were $67.7 million, $90.2 million and $123.8 million, respectively.

Directors Equity Plan

In each of 2025, 2024 and 2023, we granted a total of approximately 4 thousand fully-vested stock awards to the non-employee members of the Board of Directors. The fair values of the stock awards granted in 2025, 2024 and 2023 were $299.78 per share, $296.56 per share and $243.61 per share, respectively, determined based on the closing price of our common stock on the grant dates.

Unrecognized Compensation Cost and Tax Benefits

As of December 31, 2025, there was $57.7 million of total unrecognized compensation cost related to unvested RSUs and PSUs that is expected to be recognized, net of actual forfeitures and cancellations, over a weighted average period of 1.7 years.

The tax benefit realized from our stock-based compensation plans in 2025, 2024 and 2023 was $9.3 million, $15.3 million and $7.7 million, respectively.

NOTE 14. EMPLOYEE BENEFITS

Defined Contribution Plans

The Reliance, Inc. Master 401(k) Plan (the “Master 401(k) Plan”) provides certain benefits to eligible salaried and hourly employees of the Company and its participating subsidiaries. Eligibility occurs after 30 days of service, and the Company contribution vests at 25% per year. We have other defined contribution plans that include the Precision Strip Retirement and Savings Plan and plans at certain domestic and foreign subsidiaries that have not merged their plans into the Master 401(k) Plan as of December 31, 2025 (collectively, the “Other Defined Contribution Plans”).

We also sponsor the Reliance, Inc. Employee Stock Ownership Plan, a tax-qualified noncontributory employee stock ownership plan, for certain salaried and hourly employees of the Company. The plan is closed to new enrollees, and the Company is not currently making annual contributions to the plan.

2025 Form 10-K / 61

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

An irrevocable grantor trust is in place to which we may contribute assets for the purpose of funding the DCP. Although we may not use the assets of the grantor trust for any purpose other than meeting our obligations under the DCP, the assets of the grantor trust remain subject to the claims of our creditors. The aggregate fair value of the marketable securities held by the grantor trust as of December 31, 2025 and 2024 were $50.9 million and $46.1 million, respectively, and the amount of our obligations to the participants under the DCP on those dates were also $50.9 million and $46.1 million, respectively. The grantor trust assets and our liability under the DCP are included in the Other long-term assets and Other long-term liabilities captions of our consolidated balance sheets. The Company expects to contribute $0.9 million to the plan during 2026.

Multiemployer Plans

Certain of our union employees participate in plans collectively bargained and maintained by multiple employers and a labor union. We do not recognize on our balance sheet the present value of accumulated plan benefits related to these plans. For 2025, 2024 and 2023, our contributions to these plans were $5.7 million, $5.5 million and $5.4 million, respectively. Some of the plans we participate in are in endangered, critical or critical and declining status and have adopted rehabilitation plans. If we were to withdraw our participation from these plans, we would be required to recognize a liability on our balance sheet and the amount could be significant.

Defined Benefit Plan

Our wholly owned subsidiary, EMJ, maintains a qualified defined benefit pension plan (the “DB Plan”) for certain union employees. The plan generally provides benefits of stated amounts for each year of service or provides benefits based on the participant’s hourly wage rate and years of service. The plan permits the sponsor, at any time, to amend or terminate the plan. We recognized a settlement gain of $3.7 million in the year ended December 31, 2025 related to a partial termination of the DB Plan.

62 / 2025 Form 10-K

We use a December 31 measurement date for our plans. The following is a summary of the status of the funding of the SERPs and the DB Plan (in millions):

	SERPs		DB Plan
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$19.8	$20.2	$56.5	$60.0
Service cost	0.4	0.4	1.3	1.5
Interest cost	0.9	0.8	2.9	2.8
Actuarial loss (gain)(1)	0.5	(0.8)	(0.3)	(4.9)
Benefits paid	(0.8)	(0.8)	(2.6)	(2.9)
Plan amendment	—	—	0.1	—
Plan settlement	—	—	(15.5)	—
Benefit obligation at end of year	$20.8	$19.8	$42.4	$56.5

Change in plan assets:
Fair value of plan assets at beginning of year	N/A	N/A	$65.6	$63.8
Actual return on plan assets	N/A	N/A	8.3	4.7
Benefits paid	N/A	N/A	(18.1)	(2.9)
Fair value of plan assets at end of year	N/A	N/A	$55.8	$65.6

Funded status:
Funded status of the plans	$(20.8)	$(19.8)	$13.4	$9.1

Items not yet recognized as component of net periodic pension expense:
Unrecognized net actuarial losses (gains)	$2.3	$1.9	$(11.1)	$(10.6)
Unamortized prior service cost	—	—	3.3	4.0
	$2.3	$1.9	$(7.8)	$(6.6)
(1)	Actuarial gains in 2024 for the DB Plan were primarily due to the actual return on plan assets exceeding the expected return on plan assets and increases in the discount rate used to measure the obligations.

As of December 31, 2025 and 2024, the following amounts were recognized on the balance sheet (in millions):

	SERPs		DB Plan
	2025	2024	2025	2024
Amounts recognized in the statement of financial position:
Noncurrent assets	$—	$—	$13.4	$9.1
Current liabilities	(0.8)	(0.8)	—	—
Noncurrent liabilities	(20.0)	(19.0)	—	—
Accumulated other comprehensive loss (gain)	2.3	1.9	(7.8)	(6.6)
Net amount recognized	$(18.5)	$(17.9)	$5.6	$2.5

The accumulated benefit obligation for the SERPs was $20.4 million and $19.0 million as of December 31, 2025 and 2024, respectively.

2025 Form 10-K / 63

Details of net periodic benefit cost related to the SERPs, and the DB Plan are presented below (in millions):

	SERPs			DB Plan
Year Ended December 31,	2025	2024	2023	2025	2024	2023
Service cost	$0.4	$0.4	$0.3	$1.3	$1.5	$1.3
Interest cost	0.9	0.8	0.9	2.9	2.8	2.7
Expected return on plan assets	—	—	—	(3.8)	(3.8)	(3.3)
Settlement gain	—	—	—	(3.7)	—	—
Prior service cost	—	—	—	0.8	0.8	0.5
Amortization of net loss	0.1	0.2	—	(0.5)	—	—
	$1.4	$1.4	$1.2	$(3.0)	$1.3	$1.2

Net periodic benefit cost related to the SERPs, and the DB Plan is presented in our consolidated statements of income, as summarized below (in millions):

	SERPs			DB Plan
Year Ended December 31,	2025	2024	2023	2025	2024	2023
Amounts recognized in the statement of income:
Warehouse, delivery, selling, general and administrative expense	$0.4	$0.4	$0.3	$1.3	$1.5	$1.3
Other expense (income), net	1.0	1.0	0.9	(4.3)	(0.2)	(0.1)
	$1.4	$1.4	$1.2	$(3.0)	$1.3	$1.2

Assumptions used to determine net periodic benefit cost are detailed below:

	SERPs			DB Plan
Year Ended December 31,	2025	2024	2023	2025	2024	2023
Weighted average assumptions to determine net cost:
Discount rate	4.92%	4.35%	4.58%	5.49%	4.80%	5.00%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	6.00%	6.00%	6.00%
Rate of compensation increase	4.50%	6.00%	6.00%	N/A	N/A	N/A

Assumptions used to determine the benefit obligation are detailed below:

	SERPs		DB Plan
December 31,	2025	2024	2025	2024
Weighted average assumptions to determine benefit obligations:
Discount rate	4.30%	4.92%	5.50%	5.50%
Expected long-term rate of return on plan assets	N/A	N/A	6.00%	6.00%
Rate of compensation increase	4.50%	4.50%	N/A	N/A

64 / 2025 Form 10-K

Summary Disclosures—SERPs and DB Plan

The following is a summary of benefit payments under the SERPs and the DB Plan, which reflect expected future employee service, as appropriate, expected to be paid in the periods indicated (in millions):

	SERPs	DB Plan
2026	$0.8	$1.5
2027	0.7	1.8
2028	0.7	2.1
2029	0.7	2.4
2030	0.7	2.6
2031-2035	22.1	15.2

The Company expects to contribute $0.8 million to the SERPs during 2026 and does not expect to make any contributions to the DB Plan.

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

The fair value measurements of the investments held by the DB Plan as of December 31, 2025 and 2024 are as follows (in millions):

	Level 1	Total
December 31, 2025
Interest bearing cash	$0.2	$0.2
Mutual funds(1)	3.1	3.1
Total assets in the fair value hierarchy	3.3	3.3
Commingled funds measured at NAV(2)	—	52.5
Total investments at fair value	$3.3	$55.8

December 31, 2024
Interest bearing cash	$0.1	$0.1
Mutual funds(1)	1.9	1.9
Total assets in the fair value hierarchy	2.0	2.0
Commingled funds measured at NAV(2)	—	63.6
Total investments at fair value	$2.0	$65.6
(1)	Mutual funds held are registered with the United States Securities and Exchange Commission. These funds are required to publish their daily net asset value (NAV) and to transact at that price. The mutual funds held are deemed to be actively traded.
(2)	Investments in commingled funds are measured at fair value using NAV as a practical expedient. The fair value of these assets is excluded from the fair value hierarchy and is presented in the tables above to permit reconciliation of the investments classified with the fair value hierarchy to the total investments at fair value.

2025 Form 10-K / 65

Contributions to Reliance Sponsored Retirement Plans

Our expense for Reliance-sponsored retirement plans was as follows (in millions):

Year Ended December 31,	2025	2024	2023
Master 401(k) Plan	$34.7	$32.7	$29.3
Precision Strip Retirement and Savings Plan	11.8	11.6	10.9
DCP	0.9	0.8	2.4
Other Defined Contribution Plans	2.2	2.2	2.0
DB Plan	(3.0)	1.3	1.2
SERPs	1.4	1.4	1.2
	$48.0	$50.0	$47.0

NOTE 15. EQUITY

Common Stock

We have paid regular quarterly cash dividends on our common stock for 66 consecutive years. Our Board of Directors increased the quarterly dividend from $0.875 per share to $1.00 per share in February 2023, to $1.10 per share in February 2024, to $1.20 per share in February 2025 and to $1.25 per share in February 2026. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of stockholders.

Shares Outstanding

Issued and outstanding common shares were as follows (in thousands):

Year Ended December 31,	2025	2024	2023
Issued and outstanding common shares, beginning balance	53,715	57,271	58,787
Issued––RSUs and PSUs net share settlements	168	305	358
Issued––Directors Equity Plan	4	4	4
Repurchased	(2,152)	(3,865)	(1,878)
Issued and outstanding common shares, ending balance	51,735	53,715	57,271

Share Repurchases

On October 22, 2024, our Board of Directors amended our share repurchase program to replenish the repurchase authorization to $1.5 billion. As of December 31, 2025, we had remaining authorization to repurchase $763.5 million of our common stock under the share repurchase program. The share repurchase program does not require the repurchase of any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

Our share repurchase activity for the past three years consisted of the following (in millions, except shares in thousands and per share amounts):

		Average Price
	Shares	Per Share	Amount
2025	2,152	$276.05	$594.1
2024	3,865	$282.98	$1,093.7
2023	1,878	$255.30	$479.5

The table above excludes shares withheld related to net share settlements upon the vesting of RSUs and PSUs to settle employees’ tax withholding obligations of $17.9 million, $42.8 million and $54.1 million for 2025,

66 / 2025 Form 10-K

2024 and 2023, respectively. Additionally, our share repurchases exclude excise tax due under the Inflation Reduction Act of 2022.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following (in millions):

		Pension and
	Foreign Currency	Postretirement Benefit	Accumulated Other
	Translation	Plan Adjustments,	Comprehensive
	(Loss) Gain	Net of Tax	(Loss) Income
Balance as of January 1, 2025	$(119.7)	$4.5	$(115.2)
Change	27.6	—	27.6
Balance as of December 31, 2025	$(92.1)	$4.5	$(87.6)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit plan adjustments are amortized over service periods and reflected in the amortization of net loss component of our net periodic benefit cost or recognized as a non-operating gain or loss as result of plan settlements.

Pension and postretirement benefit adjustments are net of deferred tax liabilities of $1.3 million and $1.0 million as of December 31, 2025 and 2024, respectively. As our pension and postretirement benefit plan obligations are settled, the related income tax effect is released from accumulated other comprehensive loss and included in our income tax provision.

NOTE 16. OTHER (INCOME) EXPENSE, NET

Significant components are as follows (in millions):

Year Ended December 31,	2025	2024	2023
Interest income	$(4.5)	$(20.7)	$(35.2)
Income on deferred compensation plan assets	(6.6)	(5.8)	(6.6)
Life insurance policy expense, net	7.8	11.6	6.1
Foreign currency transaction losses (gains)	2.3	(1.9)	1.3
Net periodic benefit cost—settlement gain	(3.7)	—	—
All other, net	(7.5)	(3.4)	(6.9)
	$(12.2)	$(20.2)	$(41.3)

NOTE 17. COMMITTMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2025, we had commitments to purchase minimum quantities of certain metals products, which we entered into to secure material for corresponding long-term sales commitments with our customers. The total amount of minimum commitments based on current pricing is estimated at approximately $182.2

2025 Form 10-K / 67

million, with amounts in 2026, 2027 and thereafter being $165.5 million, $5.3 million and $11.4 million, respectively.

Collective Bargaining Agreements

As of December 31, 2025, approximately 1,800, or 11%, of our total employees were covered by 54 collective bargaining agreements at 46 of our different locations, which expire at various times over the next five years. Approximately 2% of our employees are covered by 15 different collective bargaining agreements that will expire during 2026, if not renewed.

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

68 / 2025 Form 10-K

NOTE 18. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except shares in thousands and per share amounts):

Year Ended December 31,	2025	2024	2023
Numerator:
Net income attributable to Reliance	$739.4	$875.2	$1,335.9

Denominator:
Weighted average shares outstanding	52,555	55,746	58,328
Dilutive effect of stock-based awards(1)	320	500	687
Weighted average diluted shares outstanding	52,875	56,246	59,015

Earnings per share attributable to Reliance stockholders:
Basic	$14.07	$15.70	$22.90
Diluted	$13.98	$15.56	$22.64

(1) The computations of diluted earnings per share using the treasury stock method for 2025, 2024 and 2023 do not include 67, 30 and 51 weighted average shares, respectively, in respect of outstanding RSUs and PSUs, because their inclusion would have been anti-dilutive.

NOTE 19. SEGMENT INFORMATION

We have one operating and reportable segment—metals service centers. Reliance derives revenue primarily in the United States and manages its business activities on a consolidated basis.

We are organized as a network of metals service centers under a decentralized operating structure. Reliance provides metal solutions from this network under its operating strategies that include organic growth and acquisitions that enhance the metals service center network’s diversification of products, geographies and customers.

The metals service centers segment primarily operates in the spot market, distributing a full line of over 100,000 metals products, about half of which include value-added processing services to meet customer specifications, from a network of approximately 310 locations.

The following is a summary of our sales by product and service (gross sales as a % of total sales) for each of the three years ended December 31:

	2025	2024	2023
Carbon steel	53%	53%	53%
Aluminum	17	16	16
Stainless steel	13	14	15
Alloy	4	5	5
Toll processing and logistics	4	4	4
Copper & brass	3	2	2
Miscellaneous	6	6	5
Total	100%	100%	100%

The accounting policies of the metals service center segment are the same as those described in Note 1—“Summary of Significant Accounting Policies.”

The Company's chief operating decision maker (“CODM”) is the chief executive officer.

2025 Form 10-K / 69

The CODM assesses performance for the metals service center segment using net income and makes capital allocation decisions considering net income together with the level of operating cash flow, which generally supports growth and shareholder returns. Our organic growth activities relate to capital expenditures and our inorganic growth activities are comprised of acquisitions. Our shareholder returns include share repurchases and quarterly dividends which we have paid for 66 consecutive years.

The measure of segment assets is reported on the accompanying consolidated balance sheet as total assets.

The measure of segment profit and loss is net income reported on the accompanying consolidated income statements.

Information about our segment revenue, net income, significant expenses, and other quantitative information is presented below (in millions):

	Metals Service Centers Segment
Year Ended December 31,	2025	2024	2023
Net sales	$14,294.3	$13,835.0	$14,805.9
Less:
Cost of sales (exclusive of depreciation and amortization shown below)	10,186.8	9,728.4	10,258.6
Compensation expense	1,709.5	1,614.8	1,557.8
Other segment items(1)	1,085.0	1,031.2	963.3
Depreciation and amortization expense	278.2	268.7	245.4
Impairment	9.9	11.7	—
Interest expense	55.7	40.3	40.1
Income tax provision	227.6	261.9	400.6
Net income	$741.6	$878.0	$1,340.1

Other Segment Disclosures:
Purchases of property, plant and equipment	$328.9	$430.6	$468.8
(1)	Other segment items mainly consist of warehousing and delivery costs, which include among others, third-party freight, gas and oil, utilities & rent, plant supplies, and repairs and maintenance.

Net sales by major geographic area and long-lived assets, including intangible assets and financial instruments, are presented below (in millions):

	United States	Foreign Countries	Total
Year Ended December 31, 2025:
Net sales	$13,429.7	$864.6	$14,294.3
Long-lived assets(1)	5,808.1	424.1	6,232.2
Year Ended December 31, 2024:
Net sales	12,933.9	901.1	13,835.0
Long-lived assets(1)	5,708.9	417.4	6,126.3
Year Ended December 31, 2023:
Net sales	13,786.8	1,019.1	14,805.9
Long-lived assets(1)	5,288.4	420.1	5,708.5
(1)	Long-lived assets, excluding intangible assets and financial instruments, in the U.S. were $2,741.4 million, $2,626.0 million and $2,299.5 million for the years ended December 31, 2025, 2024 and 2023, respectively; and $207.1 million, $194.1 million and $180.5 million in foreign countries for the years ended December 31, 2025, 2024 and 2023, respectively.

70 / 2025 Form 10-K

NOTE 20. IMPAIRMENT AND RESTRUCTURING CHARGES

In 2025 and 2024, we closed or reorganized certain of our locations that resulted in impairment and restructuring charges.

Impairment and restructuring charges consisted of the following (in millions):

Year Ended December 31,	2025	2024	2023
Trade name intangible assets	$9.9	$11.2	$—
Property, plant and equipment	—	0.5	—
Total impairment charges	9.9	11.7	—
Restructuring––cost of sales	11.9	10.2	0.2
Restructuring––SG&A	6.6	1.7	1.5
Restructuring––depreciation	—	1.5	0.5
Restructuring––other expense	0.3	1.5	—
Total impairment and restructuring charges	$28.7	$26.6	$2.2

The measurement of the intangible assets at fair value was determined using discounted cash flow techniques. The use of discounted cash flow models requires judgment and requires the use of inputs by management that are unobservable, including revenue forecasts, discount rates and long-term growth rates.

2025 Form 10-K / 71

RELIANCE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)

		Additions		Amounts
	Balance at	Charged to		Charged to	Balance at
	Beginning	Costs and		Other	End of
	of Year	Expenses	Deductions(1)	Accounts	Year
Year Ended December 31, 2025:
Allowance for credit losses	$23.2	$3.0	$4.1	$—	$22.1
Year Ended December 31, 2024:
Allowance for credit losses	$24.9	$2.2	$4.9	$1.0	$23.2
Year Ended December 31, 2023:
Allowance for credit losses	$26.1	$3.5	$4.7	$—	$24.9
(1)	Uncollectible accounts written off.

See accompanying report of independent registered public accounting firm.

72 / 2025 Form 10-K

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

2025 Form 10-K / 73

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, which is included in Item 9A.

74 / 2025 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Reliance, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Reliance, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II of valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

2025 Form 10-K / 75

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Los Angeles, California

February 26, 2026

76 / 2025 Form 10-K

ITEM 9B. OTHER INFORMATION

During the fourth quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted an Insider Trading and Securities Compliance Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, and have implemented processes for the Company that we believe are designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

Information about our Code of Conduct, which applies to our executive officers and senior management, our directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed within 120 days after the close of the Company’s fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation and the compensation committee of the Board of Directors will be included in the Proxy Statement and is incorporated herein by reference (excluding the information contained under the heading “Executive Compensation Tables—Pay Versus Performance”).

ITEM 12. SECRITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

2025 Form 10-K / 77

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

(3)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
3.01	Registrant’s Restated Certificate of Incorporation.	8-K	3.1	6/1/2015
3.02	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation, dated February 14, 2024.	8-K	3.1	2/15/2024
3.03	Registrant’s Amended and Restated Bylaws.	8-K	3.2	2/15/2024
4.01	Exchange Notes under the Indenture dated November 20, 2006 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	10.01	11/28/2006
4.02	Forms of the Notes and the Exchange Notes under the Indenture.	8-K	10.02	11/28/2006
4.03	Indenture dated April 12, 2013 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/12/2013
4.04	First Supplemental Indenture dated April 12, 2013 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	4.2	4/12/2013
4.05	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act.	10-K	4.05	12/31/2019
4.06	Indenture, dated August 3, 2020, among Reliance Steel & Aluminum Co. and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	8/3/2020

78 / 2025 Form 10-K

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
4.07	First Supplemental Indenture, dated August 3, 2020, among Reliance Steel & Aluminum Co. and Wells Fargo Bank, National Association, as trustee (including forms of note for the 1.300% Senior Notes due 2025 and 2.150% Senior Notes due 2030).	8-K	4.2	8/3/2020
10.01†	Registrant’s Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2009).	10-K	10.15	12/31/2008
10.02†	Registrant’s Directors Equity Plan.	DEF 14A	Appendix A	4/1/2011
10.03†	Registrant’s Amended and Restated Deferred Compensation Plan effective January 1, 2013.	10-K	10.09	12/31/2012
10.04†	Registrant’s Form of Indemnification Agreement for officers and directors.	8-K	10.1	2/18/2016
10.05†	Form of Restricted Stock Unit Award Agreement – ROA Performance.	10-Q	10.3	3/31/2016
10.06†	Form of Restricted Stock Unit Award Agreement – Service.	10-Q	10.4	3/31/2016
10.07†	Registrant’s Second Amended and Restated 2015 Incentive Award Plan.	8-K	10.1	5/22/2020
10.08†	Amendment No. 1 to Registrant’s Directors Equity Plan.	8-K	10.2	5/22/2020
10.09	Second Amended and Restated Credit Agreement dated as of September 10, 2024, among Reliance, Inc., as Borrower, Bank of America N.A., as the Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, PNC Bank, National Association and Toronto-Dominion Bank, New York Branch, as Co-Documentation Agents, and the other lenders party thereto.	8-K	10.1	9/16/2024
10.10†	Registrant’s First Amendment to Deferred Compensation Plan effective December 22, 2020.	10-K	10.15	12/31/2020
10.11†	Registrant’s Second Amendment to Deferred Compensation Plan (Amended and Restated Effective January 1, 2013) dated as of February 14, 2023.	10-Q	10.1	3/31/2023
10.12†	Amendment No. 2 to Registrant’s Second Amended and Restated 2015 Incentive Award Plan.	8-K	10.1	5/16/2024
10.13†	Registrant’s Third Amendment to Deferred Compensation Plan dated as of July 24, 2023.	10-K	10.13	12/31/2024
10.14†	Term Loan Agreement, dated August 14, 2025, among Reliance, Inc., as borrower, Bank of America N.A., as the administrative agent, Wells Fargo Bank, National Association, PNC Bank National Association, and U.S. Bank National Association as co-syndication agents, JPMorgan Chase Bank, N.A. as documentation agent, and the other lenders party thereto.	8-K	10.1	8/15/2025
10.15†	Reliance, Inc. Executive Severance Policy dated October 21, 2025.	8-K	10.1	10/22/2025
10.16†*	Reliance, Inc. Non-Employee Director Deferred Compensation Plan.
19	Registrant’s Insider Trading and Securities Compliance Policy.	10-K	19	12/31/2024
21*	Subsidiaries of Registrant.
23*	Consent of Independent Registered Public Accounting Firm—KPMG LLP.
24*	Power of Attorney.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

2025 Form 10-K / 79

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†	Registrant’s Amended and Restated Compensation Recovery Policy.	10-K	97.1	12/31/2023
101*

The following financial information from Reliance, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity, and (v) related notes to these consolidated financial statements.

104*	Cover page interactive data file formatted as Inline XBRL (included in Exhibit 101).

* Filed herewith.
** Furnished herewith.
† Indicates management contract or compensatory plan or arrangement

ITEM 16.  FORM 10-K SUMMARY

None.

80 / 2025 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2026.

RELIANCE, INC.
By:	/s/ Arthur Ajemyan
Arthur Ajemyan
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities indicated on February 26, 2026.

Signatures	Title

/s/ Douglas W. Stotlar	Chair of the Board; Director
Douglas W. Stotlar

/s/ Karla R. Lewis	President and Chief Executive Officer (Principal Executive Officer); Director
Karla R. Lewis

/s/ Lisa L. Baldwin	Director
Lisa L. Baldwin

/s/ Karen W. Colonias	Director
Karen W. Colonias

/s/ Frank J. Dellaquila	Director
Frank J. Dellaquila

/s/ James K. Kamsickas	Director
James K. Kamsickas

/s/ Robert A. McEvoy	Director
Robert A. McEvoy

/s/ David W. Seeger	Director
David W. Seeger

/s/ John G. Sznewajs	Director
John G. Sznewajs

2025 Form 10-K / 81