Form 10-Q
period 2026-03-31
RELIANCE, INC.
filed 2026-04-29
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 24, 2026, 51,048,522 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except shares in thousands and per share amounts)

Three Months Ended March 31,	2026	2025
Net sales	$4,026.0	$3,484.7

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,854.1	2,451.4
Warehouse, delivery, selling, general and administrative	734.8	690.2
Depreciation and amortization	69.2	68.7
	3,658.1	3,210.3

Operating income	367.9	274.4

Other (income) expense:
Interest expense	15.4	11.5
Other expense, net	3.0	0.5
Income before income taxes	349.5	262.4
Income tax provision	83.9	61.9
Net income	265.6	200.5
Less: net income – noncontrolling interests	0.7	0.8
Net income – Reliance	$264.9	$199.7

Earnings per share:
Basic	$5.13	$3.76
Diluted	$5.10	$3.74

Weighted average shares outstanding:
Basic	51,633	53,075
Diluted	51,974	53,399

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

Three Months Ended March 31,	2026	2025
Net income	$265.6	$200.5
Other comprehensive income (loss):
Foreign currency translation	(7.3)	3.3
Pension and postretirement benefit plan adjustments, net of tax	(0.8)	(0.9)
Total other comprehensive (loss) income	(8.1)	2.4
Comprehensive income	257.5	202.9
Less: comprehensive income – noncontrolling interests	0.7	0.8
Comprehensive income – Reliance	$256.8	$202.1

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except shares in thousands and par value)

	March 31,	December 31,
	2026	2025*
Assets
Current assets:
Cash and cash equivalents	$249.7	$216.6
Accounts receivable, less allowance for credit losses of $22.8 and $22.1	1,953.5	1,539.9
Inventories	2,234.9	2,187.8
Prepaid expenses and other current assets	135.2	165.6
Income taxes receivable	—	31.2
Total current assets	4,573.3	4,141.1
Property, plant and equipment, net	2,630.8	2,633.3
Operating lease right-of-use assets	331.5	315.2
Goodwill	2,175.4	2,169.9
Intangible assets, net	953.0	960.1
Cash surrender value of life insurance policies, net	41.9	48.0
Other long-term assets	103.4	105.7
Total assets	$10,809.3	$10,373.3

Liabilities and Equity
Current liabilities:
Accounts payable	$552.1	$375.2
Accrued expenses	152.5	150.0
Accrued compensation and retirement benefits	171.5	198.1
Accrued insurance costs	56.4	56.4
Current maturities of long-term debt	—	0.7
Current maturities of operating lease liabilities	69.2	67.7
Income taxes payable	41.1	—
Total current liabilities	1,042.8	848.1
Long-term debt	1,693.5	1,420.2
Operating lease liabilities	266.3	250.9
Long-term retirement benefits	25.3	24.9
Other long-term liabilities	74.4	74.1
Deferred income taxes	574.9	575.6
Total liabilities	3,677.2	3,193.8
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value and 200,000 shares authorized
Issued and outstanding shares—51,049 and 51,735	0.1	0.1
Retained earnings	7,218.5	7,257.6
Accumulated other comprehensive loss	(95.7)	(87.6)
Total Reliance stockholders’ equity	7,122.9	7,170.1
Noncontrolling interests	9.2	9.4
Total equity	7,132.1	7,179.5
Total liabilities and equity	$10,809.3	$10,373.3

* Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

Three Months Ended March 31,	2026	2025
Operating activities:
Net income	$265.6	$200.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69.2	68.7
Stock-based compensation	13.3	12.2
Other	7.6	6.5
Changes in operating assets and liabilities:
Accounts receivable	(416.2)	(332.1)
Inventories	(47.7)	(85.9)
Prepaid expenses and other assets	83.1	80.8
Accounts payable and other liabilities	176.5	113.8
Net cash provided by operating activities	151.4	64.5

Investing activities:
Purchases of property, plant and equipment	(64.2)	(86.9)
Other	(5.8)	(0.7)
Net cash used in investing activities	(70.0)	(87.6)

Financing activities:
Proceeds from long-term debt borrowings	925.0	788.0
Principal payments on long-term debt	(652.7)	(458.0)
Cash dividends and dividend equivalents	(66.6)	(65.2)
Share repurchases	(234.2)	(253.2)
Taxes paid on net-settled restricted stock units	(14.7)	(11.5)
Other	(3.4)	(18.7)
Net cash used in financing activities	(46.6)	(18.6)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	1.4
Increase (decrease) in cash and cash equivalents	33.1	(40.3)
Cash and cash equivalents, beginning balance	216.6	318.1
Cash and cash equivalents, ending balance	$249.7	$277.8

Supplemental cash flow information:
Interest paid	$13.2	$10.0
Income taxes paid, net	$12.5	$13.9

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share amounts)

Three Months Ended March 31,	2026	2025
Common stock and additional paid-in capital:
Beginning balance	$0.1	$0.1
Stock-based compensation	13.3	12.2
Taxes paid on net-settled restricted stock units	(12.2)	—
Share repurchases	(1.2)	(12.2)
Noncontrolling interest purchased	0.1	—
Ending balance	0.1	0.1

Retained earnings:
Beginning balance	7,257.6	7,334.7
Net income – Reliance	264.9	199.7
Cash dividends	(64.7)	(63.7)
Dividend equivalents paid on vested restricted stock units	(1.9)	(1.5)
Taxes paid on net-settled restricted stock units	(2.5)	(11.5)
Share repurchases	(233.0)	(241.0)
Excise tax on repurchase of common shares	(1.9)	(2.2)
Ending balance	7,218.5	7,214.5

Accumulated other comprehensive income (loss):
Beginning balance	(87.6)	(115.2)
Other comprehensive (loss) income	(8.1)	2.4
Ending balance	(95.7)	(112.8)

Total Reliance stockholders' equity	7,122.9	7,101.8

Noncontrolling interests:
Beginning balance	9.4	11.0
Comprehensive income	0.7	0.8
Noncontrolling interest purchased	(0.9)	—
Ending balance	9.2	11.8

Total equity	$7,132.1	$7,113.6

Cash dividends declared per common share	$1.25	$1.20

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Reliance, Inc. and its subsidiaries (collectively “Reliance,” the “Company,” “we,” “our” or “us”). These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, the consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of interim results. Interim results are not necessarily indicative of the results for a full year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Goodwill and Other Indefinite-Lived Intangible Assets

There have been no material changes to the Company’s accounting policies related to goodwill and other indefinite-lived intangible assets from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Standards

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

NOTE 2. REVENUES

The following table presents our net sales disaggregated by product and service (in millions):

Three Months Ended March 31,	2026	2025
Carbon steel	$2,218.1	$1,904.2
Aluminum	754.6	605.6
Stainless steel	539.0	503.2
Alloy	180.6	158.4
Toll processing and logistics	171.9	160.2
Copper and brass	101.9	81.7
Miscellaneous and eliminations	59.9	71.4
Total	$4,026.0	$3,484.7

NOTE 3. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following (in millions):

	March 31,	December 31,
	2026	2025
Land	$299.4	$299.5
Buildings	1,805.1	1,797.6
Machinery and equipment	2,823.1	2,836.2
Construction in progress	268.4	243.4
Property, plant and equipment, gross	5,196.0	5,176.7
Less: accumulated depreciation	(2,565.2)	(2,543.4)
Property, plant and equipment, net	$2,630.8	$2,633.3

As of March 31, 2026 and December 31, 2025, noncash investing activities included $5.1 million and $7.5 million of capital expenditures, respectively, reflected in accounts payable and accrued expenses.

NOTE 4. GOODWILL

The change in the carrying amount of goodwill is as follows (in millions):

Balance as of January 1, 2026	$2,169.9
Other	6.9
Foreign currency translation	(1.4)
Balance as of March 31, 2026	$2,175.4

We had no accumulated impairment losses related to goodwill as of March 31, 2026 and December 31, 2025.

During the first quarter of 2026, in connection with an operational realignment, the Company changed its reporting units. As a result, goodwill was reallocated among reporting units using a relative fair value approach, with no change in the consolidated carrying amount of goodwill. The Company performed an impairment assessment and concluded that no impairment existed. There was no change to the Company's reportable segments.

NOTE 5. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following (in millions):

		March 31,		December 31,
		2026		2025
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer lists/relationships	13.8	$754.4	$(603.3)	$754.8	$(596.6)
Backlog of orders	7.9	21.7	(11.9)	22.1	(11.4)
Other	9.1	11.3	(9.8)	10.2	(9.8)
		787.4	(625.0)	787.1	(617.8)
Intangible assets not subject to amortization:
Trade names		790.6	—	790.8	—
		$1,578.0	$(625.0)	$1,577.9	$(617.8)

The change in the carrying amount of intangible assets, net is as follows (in millions):

Balance as of January 1, 2026	$960.1
Other	1.1
Amortization expense	(7.7)
Foreign currency translation	(0.5)
Balance as of March 31, 2026	$953.0

The following is a summary of estimated future amortization expense (in millions):

2026 – remaining	$22.2
2027	29.2
2028	27.7
2029	25.6
2030	20.7
Thereafter	37.0
$162.4

NOTE 6. DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Unsecured revolving credit facility maturing September 10, 2029	$550.0	$277.0
Unsecured term loan maturing August 14, 2028	400.0	400.0
Senior unsecured notes, interest payable semi-annually at 2.15%, effective rate of 2.27%, maturing August 15, 2030	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 6.85%, effective rate of 6.91%, maturing November 15, 2036	250.0	250.0
Other notes	—	0.7
Total	1,700.0	1,427.7
Less: unamortized discount and debt issuance costs	(6.5)	(6.8)
Less: amounts due within one year	—	(0.7)
Total long-term debt	$1,693.5	$1,420.2

The weighted average effective interest rates on the Company’s outstanding borrowings as of March 31, 2026 and December 31, 2025 were 4.19% and 4.24%, respectively.

Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured five-year revolving credit facility (“Credit Agreement”). As of March 31, 2026, borrowings under the Credit Agreement bear interest at variable rates based on SOFR plus 1.00% or the bank prime rate, and we pay a commitment fee of 0.10% on the unused portion of the facility. Interest rates under the Credit Agreement are subject to quarterly adjustment based on our total net leverage ratio (as defined in the Credit Agreement).

Weighted average interest rates on borrowings outstanding under the revolving credit facility were 4.67% and 5.29% as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, no letters of credit were outstanding compared to $0.7 million outstanding as of December 31, 2025.

Unsecured Term Loan

As of March 31, 2026, the borrowing under the Company’s $400.0 million unsecured term loan (the “Term Loan”) bore interest at SOFR plus 0.75%. Interest rates under the Term Loan are subject to quarterly adjustment based on our total net leverage ratio that is defined similarly as in our Credit Agreement.

The interest rates on the outstanding balance of the term loan were 4.43% and 4.49% as of March 31, 2026 and December 31, 2025, respectively.

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

Letter of Credit/Letters of Guarantee Facility

We have a $50.0 million standby letters of credit/letters of guarantee agreement with one of the lenders under our Credit Agreement. We had $31.5 million and $31.7 million outstanding under this facility as of March 31, 2026 and December 31, 2025, respectively.

Covenants

The Credit Agreement, Term Loan and indentures governing our debt securities include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement and Term Loan include, among other things, a financial maintenance covenant that requires us to comply with a maximum total net leverage ratio. We were in compliance with the financial maintenance covenant under our Credit Agreement and Term Loan as of March 31, 2026.

NOTE 7. LEASES

Supplemental cash flow and balance sheet information is presented below (in millions):

Three Months Ended March 31,	2026	2025
Cash payments for operating leases	$28.7	$27.8
Right-of-use assets obtained in exchange for operating lease obligations	$34.8	$27.8

NOTE 8. INCOME TAXES

Our effective income tax rates for the first quarters of 2026 and 2025 were 24.0% and 23.6%, respectively. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes partially offset by the net effects of company-owned life insurance policies.

NOTE 9. EQUITY

Stock-Based Compensation Plans

We grant long-term equity incentive awards annually to officers and key employees in the form of service-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). RSUs vest over an approximately three-year period ending December 1 and settle into an equivalent number of shares of our common stock. PSUs vest based on continued service and the achievement of a return on assets metric over a three-year performance period ending December 31 and settle into shares of our common stock, on a sliding scale up to a maximum of 200% of the number of PSUs granted.

The following summarizes the activity of our unvested RSUs and PSUs (in thousands, except per unit amounts):

		Weighted
		Average
		Grant Date
	RSU and PSU	Fair Value
	Aggregate Units	Per Unit
Unvested as of January 1, 2026	312	$294.81
Granted(1)	140	340.30
Cancelled or forfeited	(10)	299.15
Unvested as of March 31, 2026	442	$309.14
Shares reserved for future issuance (all plans)	1,095
(1)	Comprised of 79 RSUs and 61 PSUs granted in February 2026. The RSUs cliff vest on December 1, 2028 and the PSUs vest upon the achievement of return on asset performance above a threshold over a 3-year performance period ending December 31, 2028.

As of March 31, 2026, there was $102.9 million of total unrecognized compensation cost related to unvested RSUs and PSUs that is expected to be recognized, net of actual forfeitures and cancellations, over a weighted average period of 2.1 years.

Common Stock

We have paid regular quarterly cash dividends on our common stock for 67 consecutive years without a suspension or reduction. Our Board of Directors increased the quarterly dividend from $1.20 to $1.25 per share in February 2026.

On April 17, 2026, our Board of Directors declared the 2026 second quarter cash dividend of $1.25 per share of common stock, payable on June 5, 2026 to stockholders of record as of May 22, 2026.

Share Repurchases

On October 22, 2024, our Board of Directors amended our share repurchase program to replenish the repurchase authorization to $1.5 billion. As of March 31, 2026, we had remaining authorization to repurchase $529.3 million of our common stock under the share repurchase program.

Our share repurchase activity consisted of the following (in millions, except shares in thousands and per share amounts):

	2026			2025
		Average Price			Average Price
	Shares	Per Share	Amount	Shares	Per Share	Amount
First quarter	782	$299.42	$234.2	923	$274.41	$253.2

Our share repurchase table above excludes shares withheld related to net share settlements upon the vesting of RSUs and PSUs to settle employees’ tax withholding obligations of $14.7 million and $11.5 million in the first quarters of 2026 and 2025, respectively.

Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) consisted of the following (in millions):

		Pension and
		Postretirement Benefit	Accumulated Other
	Foreign Currency	Plan Adjustments,	Comprehensive
	Translation	Net of Tax	Income (Loss)
Balance as of January 1, 2026	$(92.1)	$4.5	$(87.6)
Change	(7.3)	(0.8)	(8.1)
Balance as of March 31, 2026	$(99.4)	$3.7	$(95.7)

See Note 15 —“Equity” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of accumulated other comprehensive income (loss) and related tax effects.

NOTE 10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except shares in thousands and per share amounts):

Three Months Ended March 31,	2026	2025
Numerator:
Net income – Reliance	$264.9	$199.7

Denominator:
Weighted average shares outstanding	51,633	53,075
Dilutive effect of stock-based awards(1)	341	324
Weighted average diluted shares outstanding	51,974	53,399

Earnings per share:
Basic	$5.13	$3.76
Diluted	$5.10	$3.74
(1)	The computations of diluted earnings per share using the treasury stock method for the first quarters of 2026 and 2025 do not include 203 and 194 weighted average shares, respectively, in respect of outstanding RSUs and PSUs, because their inclusion would have been anti-dilutive.

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

NOTE 12. SEGMENT INFORMATION

Reliance derives revenue primarily in the United States from its metals service center businesses. Following an operational realignment completed during the first quarter of 2026, the Company manages its business through operating segments that have been aggregated into a single reportable segment—metals service centers—based on similar economic characteristics. The operational realignment did not result in a change to the Company’s reportable segments and, accordingly, previously reported segment information has not been recast.

The measure of segment assets is reported on the accompanying consolidated balance sheet as total assets.

The measure of segment profit and loss is net income reported on the accompanying consolidated income statements.

Information about our segment revenue, net income, significant expenses, and other quantitative information is presented below (in millions):

	Metals Service Centers Segment
Three Months Ended March 31,	2026	2025
Net sales	$4,026.0	$3,484.7
Less:
Cost of sales (exclusive of depreciation and amortization shown below)	2,854.1	2,451.4
Compensation expense	452.7	420.1
Other segment items(1)	285.1	270.6
Depreciation and amortization expense	69.2	68.7
Interest expense	15.4	11.5
Income tax provision	83.9	61.9
Net income	$265.6	$200.5

Other Segment Disclosures:
Purchases of property, plant and equipment	$64.2	$86.9
(1)	Other segment items mainly consist of warehousing and delivery costs, which include among others, third-party freight, gas and oil, utilities & rent, plant supplies, and repairs and maintenance.

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

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, as well as developments beyond our control, including, but not limited to: changes in domestic and worldwide political and economic conditions; changes in U.S. and foreign trade policies and programs, including tariffs and trade policies and programs specifically affecting metal product markets and pricing; slowing economic growth, inflation, rising unemployment or other macroeconomic factors that could materially impact us, our customers and suppliers; metals pricing; demand for our products and services; the possibility that the expected benefits of government contracts, acquisitions and capital expenditures may not materialize as expected; and the impacts of labor constraints and supply chain disruptions. Deteriorations in economic conditions, including as a result of tariffs or trade barriers, economic policies, inflation, economic recession, slowing growth, outbreaks of infectious disease, or geopolitical conflicts such as in Ukraine, Iran and the Middle East, could lead to a decline in demand for our products and services and negatively impact our business, and may also impact financial markets and corporate credit markets which could adversely impact our access to financing, or the terms of any financing. Other factors which could cause actual results to differ materially from our forward-looking statements include those disclosed in this report and in other reports we have filed with the United States Securities and Exchange Commission (the “SEC”). Important risks and uncertainties about our business can be found elsewhere in this Quarterly Report on Form 10-Q and in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC and in other documents Reliance files or furnishes with the SEC. The Company cannot at this time predict all of the impacts of domestic and foreign tariffs and trade policies, inflation, product price fluctuations, economic recession, outbreaks of infectious disease, geopolitical conflicts and related economic effects, but these factors, individually or in any combination, could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

The statements contained in this Quarterly Report on Form 10-Q speak only as of the date that they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Except as required by law, we disclaim any obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any change in assumptions, beliefs, or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based. You should review any additional disclosures we make in our press releases and other documents we file with or furnish to the SEC.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 and other sections of this Quarterly Report on Form 10-Q, including the consolidated financial statements and related notes contained in Item 1.

Results of Operations

The following sets forth certain income statement data for the first quarter of 2026 and 2025 (dollars are shown in millions, except per share amounts, and certain percentages may not calculate due to rounding):

	2026		2025
		% of		% of
Three Months Ended March 31,		Net Sales		Net Sales
Net sales	$4,026.0	100.0%	$3,484.7	100.0%
Cost of sales (exclusive of LIFO and depreciation and amortization shown below)	2,816.6	70.0	2,426.4	69.6
LIFO expense	37.5	0.9	25.0	0.7
Gross profit(1)	1,171.9	29.1	1,033.3	29.7
Gross profit – FIFO(1)(2)	1,209.4	30.0	1,058.3	30.4
Warehouse, delivery, selling, general and administrative expense (“SG&A”)	734.8	18.3	690.2	19.8
Depreciation expense	61.5	1.5	58.3	1.7
Amortization expense	7.7	0.2	10.4	0.3
Operating income	367.9	9.1	274.4	7.9
Interest expense	15.4	0.4	11.5	0.3
Other expense, net	3.0	0.1	0.5	—
Income before income taxes	349.5	8.7	262.4	7.5
Income tax provision	83.9	2.1	61.9	1.8
Net income	265.6	6.6	200.5	5.8
Less: net income – noncontrolling interests	0.7	—	0.8	—
Net income – Reliance	$264.9	6.6%	$199.7	5.7%
Diluted earnings per share	$5.10		$3.74
(1)

Gross profit (calculated as net sales less cost of sales) and gross profit margin (calculated as gross profit divided by net sales) are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

(2)

We use first-in, first-out (“FIFO”) gross profit, gross profit margin, and other FIFO-based non-GAAP performance measures to assess our ongoing operating performance and provide a basis for comparison with competitors that do not use the last-in, first-out (“LIFO”) inventory accounting method.

Overview

Net sales were $4.03 billion in the first quarter of 2026, an increase of 15.5% compared to 2025, driven by record tons sold, which increased 2.7%, and a 12.6% increase in average selling price per ton sold. Shipments grew across most end markets, with notably strong underlying demand across the broader manufacturing sector, primarily due to growth in industrial machinery, shipbuilding, military, consumer products and construction machinery. Demand in our largest end market by tons sold, non-residential construction, including infrastructure and data centers, also improved year-over-year.

Growth in tons sold exceeded the industry-wide decline of 5.1% reported by the Metals Service Center Institute (“MSCI”) by nearly 8 percentage points, continuing a multi-year trend of outperformance relative to industry shipments. We believe our scale, diversified business model, and customer service capabilities, including next-day delivery and value-added processing, enabled us to gain market share in a complex operating environment.

Carbon steel prices have benefited from tight supply conditions and solid underlying demand. Aluminum prices are at record levels, driven primarily by the 50% tariff imposed under Section 232 in June 2025.

Gross profit margin under our LIFO method was 29.1% compared to 29.7% in 2025. On a FIFO basis, which excludes the impact of LIFO accounting and is how we evaluate our ongoing operating performance, gross profit margin declined approximately 40 basis points to 30.0%. Despite the lower margin, gross profit per ton increased for most of the products we sold.

SG&A expense per ton increased 3.7%, reflecting higher incentive-based compensation associated with increased profitability, inflationary impacts on compensation and related benefits, and on certain warehousing and delivery costs. However, higher average selling price per ton sold improved operating leverage, resulting in a 150 basis point decline in SG&A margin.

Pretax income increased $87.1 million, or 33.2%, driven by volume growth, improved gross profit per ton, and improved operating leverage. As a result, pretax income margin improved 120 basis points to 8.7%.

Earnings per diluted share were $5.10 compared to $3.74 in 2025, an increase of 36.4%. The increase was primarily driven by higher profitability and, to a lesser extent, a 3% reduction in outstanding shares from continued share repurchase activity.

Operating cash flow increased $86.9 million to $151.4 million, primarily due to improved profitability.

Investments in capital expenditures declined $22.7 million in the first quarter of 2026 compared to 2025.

Returns to stockholders totaled $300.8 million, consisting of $234.2 million of share repurchases and $66.6 million of cash dividends, including a 4.2% increase in our regular quarterly dividend.

First Quarter Ended March 31, 2026 Compared to First Quarter Ended March 31, 2025

(in millions, except tons in thousands and average selling price per ton sold)

Net Sales

				Percentage
Three Months Ended March 31,	2026	2025	Change	Change
Net sales	$4,026.0	$3,484.7	$541.3	15.5%
Tons sold	1,672.7	1,628.9	43.8	2.7%
Average selling price per ton sold	$2,414	$2,143	$271	12.6%

Tons sold and average selling price per ton sold exclude our toll processed tons. Our average selling price per ton sold includes intercompany transactions that are eliminated from our consolidated net sales.

Net sales increased due to record tons sold and an increase in average selling price per ton sold.

Our increase in tons sold reflects improved demand across most of our end markets, as well as market share gains achieved against a backdrop of ongoing trade policy uncertainty. We believe customers have continued

to purchase in smaller quantities more frequently in the current operating environment, and that our diversified business model and high levels of customer service support growth in tons sold, enabling us to outperform the industry-wide decline in shipments.

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

Carbon steel prices have benefited from tight supply conditions and solid underlying demand. Aluminum prices are at record levels, driven primarily by the 50% tariff imposed under Section 232 in June 2025.

The mix of our total sales by major commodity products and year-over-year changes in selling prices are presented below:

	Sales by	Average Selling
	Product	Price Per
	(% of	Ton Sold
Three Months Ended March 31, 2026	Total Sales)	(% Change)
Carbon steel	53%	13.2%
Aluminum	18%	23.1%
Stainless steel	13%	4.1%
Alloy	4%	8.8%
Copper & brass	3%	27.1%

Cost of Sales and Gross Profit

	2026		2025
		% of		% of	Dollar	Percentage
Three Months Ended March 31,		Net Sales		Net Sales	Change	Change
Cost of sales (exclusive of LIFO)	$2,816.6	70.0%	$2,426.4	69.6%	$390.2	16.1%
LIFO expense	$37.5	0.9%	$25.0	0.7%	$12.5
Gross profit	$1,171.9	29.1%	$1,033.3	29.7%	$138.6	13.4%

We record, in cost of sales, noncash adjustments to our LIFO method inventory valuation reserve that, in effect, reflect cost of sales at current replacement costs. The increase in LIFO expense was due to more significant increases in metal pricing in 2026 compared to 2025. As of March 31, 2026, the inventory balance in our consolidated balance sheet includes a LIFO method inventory valuation reserve of $586.1 million.

See “Overview” and “Net Sales” above for further discussion of our gross profit margin and discussion of trends in both demand and costs of our products, and product pricing.

Expenses

	2026		2025
		% of		% of	Dollar	Percentage
Three Months Ended March 31,		Net Sales		Net Sales	Change	Change
SG&A expense	$734.8	18.3%	$690.2	19.8%	$44.6	6.5%
Depreciation and amortization expense	$69.2	1.7%	$68.7	2.0%	$0.5	0.7%

SG&A expense per ton increased 3.7%, reflecting higher incentive-based compensation associated with increased profitability, inflationary impacts on compensation and related benefits, and on certain warehousing and delivery costs. SG&A margin improved as higher average selling price per ton sold improved operating leverage.

Operating Income

	2026		2025
		% of		% of	Dollar	Percentage
Three Months Ended March 31,		Net Sales		Net Sales	Change	Change
Operating income	$367.9	9.1%	$274.4	7.9%	$93.5	34.1%

Operating income increased due to record tons sold and a higher average selling price per ton sold that offset a moderate decline in gross profit margin. Operating margin increased 120 basis points from improved operating leverage of our operating expenses.

See “Net Sales” above for discussion of trends in demand, product costs and pricing, and “Expenses” for trends in our operating expenses.

Income Tax Rate

Our effective income tax rates for the first quarters of 2026 and 2025 were 24.0% and 23.6%, respectively. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes partially offset by the net effects of company-owned life insurance policies.

Financial Condition

As of March 31, 2026, we had $249.7 million in cash and cash equivalents, and our net debt-to-total capital ratio was 16.9%, compared to 14.4% at December 31, 2025, reflecting increased borrowings under our revolving credit facility.

Cash Flows

Net cash provided by operating activities increased $86.9 million to $151.4 million, primarily due to improved profitability.

Net cash used in investing activities of $70.0 million in the first quarter of 2026 decreased $17.6 million compared to $87.6 million in 2025. Our investment in capital expenditures declined $22.7 million in the first quarter of 2026 compared to 2025. The majority of our capital expenditures in the first quarter of 2026 and 2025 were related to growth initiatives.

Net cash used in financing activities of $46.6 million in the first quarter of 2026 increased $28.0 million from $18.6 million in 2025. The increase was mainly the result of reduced net debt borrowings under our revolving credit facility of $57.7 million, partially offset by a $19.0 million decrease in share repurchases. Our returns to stockholders also included a 4.2% increase in our quarterly dividend rate effective in the first quarter of 2026; however, total dividend payments of $66.6 million in the first quarter of 2026 were consistent with 2025, as our share repurchase activity reduced outstanding shares by 3.0% year-over-year.

Liquidity and Capital Resources

We believe our primary sources of liquidity, including funds generated from operations, cash and cash equivalents and our $1.5 billion revolving credit facility, will be sufficient to satisfy our cash requirements and stockholder return activities over the next 12 months and for the foreseeable future.

As of March 31, 2026, we had $400.0 million outstanding under our Term Loan that matures prior to the September 10, 2029 maturity of our $1.5 billion unsecured revolving credit facility.

See Note 6—“Debt” to our consolidated financial statements in Item 1 for further information on our Credit Agreement, Term Loan and indentures governing our debt securities.

We believe we will continue to have sufficient liquidity to fund future operating needs and repay debt obligations as they become due. In addition to funds generated from operations and $950.0 million of remaining borrowing capacity under our unsecured revolving credit facility, we expect to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit ratings enhance our ability to effectively raise capital. We believe our sources of liquidity will continue to be adequate to maintain operations, make necessary capital expenditures, finance strategic growth through acquisitions and internal initiatives, and fund our stockholder return activities.

Covenants

We were in compliance with the financial maintenance covenant under our Credit Agreement and Term Loan as of March 31, 2026.

Dividends

On April 17, 2026, our Board of Directors declared the 2026 second quarter cash dividend of $1.25 per share.

We have paid regular quarterly dividends to our stockholders for 67 consecutive years and increased the quarterly dividend on our common stock 33 times since our 1994 IPO, with the most recent increase of 4.2% from $1.20 to $1.25 per share effective in the first quarter of 2026. We have never reduced or suspended our regular quarterly dividend.

Share Repurchase Plan

See Note 9—“Equity” to our consolidated financial statements in Item 1 for information on our share repurchases.

As of March 31, 2026, we had $529.3 million of remaining authorization under our $1.5 billion share repurchase program that was most recently amended by our Board of Directors on October 22, 2024. The program does not require the repurchase of any specific number of shares in any prescribed period, does not have a specific expiration date and may be suspended or discontinued at any time.

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

Goodwill and Other Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized but are subject to annual impairment tests and additional evaluation when triggering events occur. Other intangible assets are amortized over their estimated useful lives, and we review long-lived assets for impairment when indicators are present.

During the first quarter of 2026, in connection with an operational realignment, the Company changed its reporting units. There was no change to the Company's reportable segments.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies are critical due to the fact that they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our most critical accounting estimates include those related to the recoverability of goodwill, other indefinite-lived intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

During the quarter ended March 31, 2026, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Website Disclosure

The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at www.reliance.com and our investor relations website, https://investor.reliance.com. At our investor relations website, we make available, free of charge, a variety of information for investors, including access to our financial reports after we file or furnish them with the SEC. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address through our investor relations website. The information found on these websites is not incorporated into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to website URLs are intended to be inactive textual references only.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the Company’s disclosures about market risk, please see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the Company’s exposures to market risk as disclosed in Part II—Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained under the captions “Legal Matters” and “Environmental Contingencies” in Note 11—“Commitments and Contingencies” of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our share repurchase activity for the first quarter of 2026 was as follows:

			Total Number of	Maximum Dollar
	Total Number	Average Price	Shares Purchased	Value That May
	of Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan(1)
	(in thousands)		(in thousands)	(in millions)
January 1 – January 31, 2026	4	$292.16	4	$762.4
February 1 – February 28, 2026	79	$316.26	79	$737.4
March 1 – March 31, 2026	699	$297.56	699	$529.3
Total	782		782
(1)	All repurchases were made under our $1.5 billion share repurchase program authorized by our Board of Directors on October 22, 2024. The share repurchase program does not require the repurchase of any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Under the share repurchase plan, shares may be repurchased through a variety of methods including, but not limited to, open market purchases, accelerated share repurchases, negotiated block purchases and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the first quarter of 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following financial information from Reliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity, and (v) related notes to these consolidated financial statements.

104*	Cover page interactive data file formatted as Inline XBRL (included in Exhibit 101).

* Filed herewith.
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANCE, INC.

/s/ Arthur Ajemyan

Arthur Ajemyan

Senior Vice President, Chief Financial Officer

(Duly Authorized Officer, Principal Financial Officer

and Principal Accounting Officer)

April 29, 2026