Form 10-Q
period 2026-06-30
RELIANCE, INC.
filed 2026-07-28
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 24, 2026, 51,054,555 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except shares in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$4,630.0	$3,659.8	$8,656.0	$7,144.5

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	3,329.5	2,571.9	6,183.6	5,023.3
Warehouse, delivery, selling, general and administrative	789.4	706.0	1,524.2	1,396.2
Depreciation and amortization	69.5	69.7	138.7	138.4
	4,188.4	3,347.6	7,846.5	6,557.9

Operating income	441.6	312.2	809.5	586.6

Other (income) expense:
Interest expense	18.2	14.3	33.6	25.8
Other income, net	(6.4)	(6.4)	(3.4)	(5.9)
Income before income taxes	429.8	304.3	779.3	566.7
Income tax provision	106.2	70.1	190.1	132.0
Net income	323.6	234.2	589.2	434.7
Less: net income – noncontrolling interests	0.7	0.5	1.4	1.3
Net income – Reliance	$322.9	$233.7	$587.8	$433.4

Earnings per share:
Basic	$6.33	$4.44	$11.45	$8.20
Diluted	$6.29	$4.42	$11.38	$8.15

Weighted average shares outstanding:
Basic	51,050	52,610	51,340	52,841
Diluted	51,375	52,923	51,673	53,160

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$323.6	$234.2	$589.2	$434.7
Other comprehensive income (loss):
Foreign currency translation	(2.9)	27.7	(10.2)	31.0
Pension and postretirement benefit plan adjustments, net of tax	(0.8)	(1.1)	(1.6)	(2.0)
Total other comprehensive income (loss)	(3.7)	26.6	(11.8)	29.0
Comprehensive income	319.9	260.8	577.4	463.7
Less: comprehensive income – noncontrolling interests	0.7	0.5	1.4	1.3
Comprehensive income – Reliance	$319.2	$260.3	$576.0	$462.4

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except shares in thousands and par value)

	June 30,	December 31,
	2026	2025*
Assets
Current assets:
Cash and cash equivalents	$235.4	$216.6
Accounts receivable, less allowance for credit losses of $22.3 and $22.1	2,210.4	1,539.9
Inventories	2,325.4	2,187.8
Prepaid expenses and other current assets	152.2	165.6
Income taxes receivable	—	31.2
Total current assets	4,923.4	4,141.1
Property, plant and equipment, net	2,652.1	2,633.3
Operating lease right-of-use assets	326.8	315.2
Goodwill	2,173.8	2,169.9
Intangible assets, net	945.0	960.1
Cash surrender value of life insurance policies, net	37.4	48.0
Other long-term assets	106.7	105.7
Total assets	$11,165.2	$10,373.3

Liabilities and Equity
Current liabilities:
Accounts payable	$627.3	$375.2
Accrued expenses	160.8	150.0
Accrued compensation and retirement benefits	212.0	198.1
Accrued insurance costs	61.3	56.4
Current maturities of long-term debt	—	0.7
Current maturities of operating lease liabilities	67.3	67.7
Income taxes payable	17.2	—
Total current liabilities	1,145.9	848.1
Long-term debt	1,663.9	1,420.2
Operating lease liabilities	264.0	250.9
Long-term retirement benefits	26.4	24.9
Other long-term liabilities	79.4	74.1
Deferred income taxes	574.4	575.6
Total liabilities	3,754.0	3,193.8
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value and 200,000 shares authorized
Issued and outstanding shares—51,053 and 51,735	23.4	0.1
Retained earnings	7,477.5	7,257.6
Accumulated other comprehensive loss	(99.4)	(87.6)
Total Reliance stockholders’ equity	7,401.5	7,170.1
Noncontrolling interests	9.7	9.4
Total equity	7,411.2	7,179.5
Total liabilities and equity	$11,165.2	$10,373.3

* Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,
	2026	2025
Operating activities:
Net income	$589.2	$434.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138.7	138.4
Stock-based compensation	36.7	28.1
Other	(0.8)	(5.2)
Changes in operating assets and liabilities:
Accounts receivable	(673.3)	(326.8)
Inventories	(139.1)	(219.8)
Prepaid expenses and other assets	86.0	117.6
Accounts payable and other liabilities	276.2	126.5
Net cash provided by operating activities	313.6	293.5

Investing activities:
Acquisitions	—	(2.8)
Purchases of property, plant and equipment	(157.6)	(174.5)
Proceeds from sales of property, plant and equipment	15.4	12.9
Other	(4.6)	5.6
Net cash used in investing activities	(146.8)	(158.8)

Financing activities:
Proceeds from long-term debt borrowings	1,577.0	1,063.0
Principal payments on long-term debt	(1,334.7)	(781.0)
Cash dividends and dividend equivalents	(130.4)	(128.3)
Share repurchases	(234.2)	(333.1)
Taxes paid on net-settled restricted stock units	(14.8)	(11.6)
Excise tax on repurchase of common shares	(5.4)	(10.0)
Other	(3.7)	(21.0)
Net cash used in financing activities	(146.2)	(222.0)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	8.7
Increase (decrease) in cash and cash equivalents	18.8	(78.6)
Cash and cash equivalents, beginning balance	216.6	318.1
Cash and cash equivalents, ending balance	$235.4	$239.5

Supplemental cash flow information:
Interest paid	$32.7	$24.0
Income taxes paid, net	$142.7	$71.0

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Common stock and additional paid-in capital:
Beginning balance	$0.1	$0.1	$0.1	$0.1
Stock-based compensation	23.4	15.9	36.7	28.1
Taxes paid on net-settled restricted stock units	(0.1)	—	(12.3)	—
Share repurchases	—	(15.9)	(1.2)	(28.1)
Noncontrolling interest purchased	—	—	0.1	—
Ending balance	23.4	0.1	23.4	0.1

Retained earnings:
Beginning balance	7,218.5	7,214.5	7,257.6	7,334.7
Net income – Reliance	322.9	233.7	587.8	433.4
Cash dividends	(63.8)	(63.1)	(128.5)	(126.8)
Dividend equivalents paid on vested restricted stock units	—	—	(1.9)	(1.5)
Taxes paid on net-settled restricted stock units	—	(0.1)	(2.5)	(11.6)
Share repurchases	—	(64.0)	(233.0)	(305.0)
Excise tax on repurchase of common shares	(0.1)	(0.8)	(2.0)	(3.0)
Ending balance	7,477.5	7,320.2	7,477.5	7,320.2

Accumulated other comprehensive loss:
Beginning balance	(95.7)	(112.8)	(87.6)	(115.2)
Other comprehensive (loss) income	(3.7)	26.6	(11.8)	29.0
Ending balance	(99.4)	(86.2)	(99.4)	(86.2)

Total Reliance stockholders' equity	7,401.5	7,234.1	7,401.5	7,234.1

Noncontrolling interests:
Beginning balance	9.2	11.8	9.4	11.0
Comprehensive income	0.7	0.5	1.4	1.3
Noncontrolling interest purchased	—	—	(0.9)	—
Dividends paid	(0.2)	(2.3)	(0.2)	(2.3)
Ending balance	9.7	10.0	9.7	10.0

Total equity	$7,411.2	$7,244.1	$7,411.2	$7,244.1

Cash dividends declared per common share	$1.25	$1.20	$2.50	$2.40

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Reliance, Inc. and its subsidiaries (collectively the “Company,” “we,” “our,” or “us”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, the consolidated financial statements include all material adjustments of a normal recurring nature necessary for a fair presentation of interim results. Interim results are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Recently Issued Accounting Standards

Disaggregation of Income Statement Expenses—In November 2024, the Financial Accounting Standards Board issued guidance requiring disaggregated quantitative disclosure of prescribed expense categories included within relevant income statement expense captions. These changes will be effective beginning with our 2027 fiscal year and subsequent interim periods, with early adoption permitted. As the guidance only requires additional disclosure, there will be no impact to our results of operations, financial condition or cash flows.

NOTE 2. REVENUES

The following table presents our net sales disaggregated by product and service (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Carbon steel	$2,621.4	$2,044.2	$4,839.5	$3,948.4
Aluminum	837.9	619.9	1,592.5	1,225.5
Stainless steel	595.2	489.2	1,134.2	992.4
Alloy	186.2	167.5	366.8	325.9
Toll processing and logistics	183.5	164.3	355.4	324.5
Copper and brass	123.7	98.9	225.6	180.6
Miscellaneous and eliminations	82.1	75.8	142.0	147.2
Total	$4,630.0	$3,659.8	$8,656.0	$7,144.5

NOTE 3. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following (in millions):

	June 30,	December 31,
	2026	2025
Land	$306.6	$299.5
Buildings	1,854.0	1,797.6
Machinery and equipment	2,854.4	2,836.2
Construction in progress	244.8	243.4
Property, plant and equipment, gross	5,259.8	5,176.7
Less: accumulated depreciation	(2,607.7)	(2,543.4)
Property, plant and equipment, net	$2,652.1	$2,633.3

As of June 30, 2026 and December 31, 2025, noncash investing activities included $3.8 million and $7.5 million of capital expenditures, respectively, reflected in accounts payable and accrued expenses.

NOTE 4. GOODWILL

The change in the carrying amount of goodwill is as follows (in millions):

Balance as of January 1, 2026	$2,169.9
Other	6.9
Foreign currency translation	(3.0)
Balance as of June 30, 2026	$2,173.8

We had no accumulated impairment losses related to goodwill as of June 30, 2026 and December 31, 2025.

During the first quarter of 2026, in connection with an operational realignment, the Company changed its reporting units. As a result, goodwill was reallocated among reporting units using a relative fair value approach, with no change in the consolidated carrying amount of goodwill. The Company performed an impairment assessment and determined that goodwill was not impaired. There was no change to the Company's reportable segments.

NOTE 5. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following (in millions):

		June 30,		December 31,
		2026		2025
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer lists/relationships	13.9	$754.0	$(609.8)	$754.8	$(596.6)
Backlog of orders	7.9	21.3	(12.3)	22.1	(11.4)
Other	8.8	11.2	(9.9)	10.2	(9.8)
		786.5	(632.0)	787.1	(617.8)
Intangible assets not subject to amortization:
Trade names		790.5	—	790.8	—
		$1,577.0	$(632.0)	$1,577.9	$(617.8)

The change in the carrying amount of intangible assets, net is as follows (in millions):

Balance as of January 1, 2026	$960.1
Other	1.1
Amortization expense	(15.1)
Foreign currency translation	(1.1)
Balance as of June 30, 2026	$945.0

The following is a summary of estimated future amortization expense (in millions):

2026 – remaining	$14.7
2027	29.1
2028	27.6
2029	25.4
2030	20.7
Thereafter	37.0
$154.5

NOTE 6. DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Unsecured revolving credit facility maturing September 10, 2029	$520.0	$277.0
Unsecured term loan maturing August 14, 2028	400.0	400.0
Senior unsecured notes, interest payable semi-annually at 2.15%, effective rate of 2.27%, maturing August 15, 2030	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 6.85%, effective rate of 6.91%, maturing November 15, 2036	250.0	250.0
Other notes	—	0.7
Total	1,670.0	1,427.7
Less: unamortized discount and debt issuance costs	(6.1)	(6.8)
Less: amounts due within one year	—	(0.7)
Total long-term debt	$1,663.9	$1,420.2

The weighted average effective interest rates on the Company’s outstanding borrowings as of June 30, 2026 and December 31, 2025 were 4.20% and 4.24%, respectively.

Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured five-year revolving credit facility (“Credit Agreement”). As of June 30, 2026, borrowings under the Credit Agreement bear interest at variable rates based on SOFR plus 1.00% or the bank prime rate, and we pay a commitment fee of 0.10% on the unused portion of the facility. Interest rates under the Credit Agreement are subject to quarterly adjustment based on our total net leverage ratio (as defined in the Credit Agreement).

Weighted average interest rates on borrowings outstanding under the revolving credit facility were 4.71% and 5.29% as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, no letters of credit were outstanding compared to $0.7 million outstanding as of December 31, 2025.

Unsecured Term Loan

As of June 30, 2026, the $400 million outstanding under the Company’s unsecured term loan (the “Term Loan”) bore interest at SOFR plus 0.75%. Interest rates under the Term Loan are subject to quarterly adjustment based on our total net leverage ratio that is defined similarly as in our Credit Agreement.

The interest rates on the outstanding balance of the term loan were 4.39% and 4.49% as of June 30, 2026 and December 31, 2025, respectively.

Senior Unsecured Notes

Under the indentures for each series of our senior notes (the “indentures”), the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. If we experience a change in control accompanied by a downgrade in our credit rating, we will be required to make an offer to repurchase each series of notes at a price equal to 101% of their principal amount plus accrued and unpaid interest.

Letters of Credit/Letters of Guarantee Facility

We have a $50.0 million standby letters of credit/letters of guarantee agreement with one of the lenders under our Credit Agreement. We had $31.4 million and $31.7 million outstanding under this facility as of June 30, 2026 and December 31, 2025, respectively.

Covenants

The Credit Agreement, Term Loan and indentures governing our debt securities include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement and Term Loan include, among other things, a financial maintenance covenant that requires us to comply with a maximum total net leverage ratio. We were in compliance with the financial maintenance covenant under our Credit Agreement and Term Loan as of June 30, 2026.

NOTE 7. LEASES

Supplemental cash flow and balance sheet information is presented below (in millions):

	Six Months Ended
	June 30,
	2026	2025
Cash payments for operating leases	$58.0	$55.8
Right-of-use assets obtained in exchange for operating lease obligations	$48.4	$64.3

NOTE 8. INCOME TAXES

Our effective income tax rates for the second quarters and six months ended June 30, 2026 were 24.7% and 24.4%, respectively, compared to 23.0% and 23.3% for the respective 2025 periods. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes partially offset by the net effects of company-owned life insurance policies.

NOTE 9. EQUITY

Stock-Based Compensation Plans

We grant long-term equity incentive awards annually to officers and key employees in the form of service-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). RSUs vest over an approximately three-year period ending December 1 and settle into an equivalent number of shares of our common stock. PSUs vest based on continued service and the achievement of a return on assets metric over a three-year performance period ending December 31 and settle into shares of our common stock on a sliding scale up to a maximum of 200% of the number of PSUs granted.

The following summarizes the activity of our unvested RSUs and PSUs (in thousands, except per unit amounts):

		Weighted
		Average
		Grant Date
	RSU and PSU	Fair Value
	Aggregate Units	Per Unit
Unvested as of January 1, 2026	312	$294.81
Granted(1)	140	340.30
Vested	(1)	293.73
Cancelled or forfeited	(12)	300.57
Unvested as of June 30, 2026	439	$309.19
Shares reserved for future issuance (all plans)	1,094
(1)	Comprised of 79 RSUs and 61 PSUs granted in February 2026. The RSUs cliff vest on December 1, 2028 and the PSUs vest upon the achievement of return on asset performance above a threshold over a 3-year performance period ending December 31, 2028.

As of June 30, 2026, there was $97.4 million of total unrecognized compensation cost related to unvested RSUs and PSUs that is expected to be recognized, net of actual forfeitures and cancellations, over a weighted average period of 1.9 years.

Common Stock

We have paid regular quarterly cash dividends on our common stock for 67 consecutive years without a suspension or reduction. Our Board of Directors increased the quarterly dividend from $1.20 to $1.25 per share in February 2026.

On July 17, 2026, our Board of Directors declared the 2026 third quarter cash dividend of $1.25 per share of common stock, payable on August 28, 2026 to stockholders of record as of August 14, 2026.

Share Repurchases

On October 22, 2024, our Board of Directors amended our share repurchase program, which has no expiration date, to replenish the repurchase authorization to $1.5 billion. As of June 30, 2026, we had remaining authorization to repurchase $529.3 million of our common stock under the share repurchase program.

Our share repurchase activity consisted of the following (in millions, except shares in thousands and per share amounts):

	2026			2025
		Average Price			Average Price
	Shares	Per Share	Amount	Shares	Per Share	Amount
First quarter	782	$299.42	$234.2	923	$274.41	$253.2
Second quarter	—	—	—	301	265.17	79.9
	782	$299.42	$234.2	1,224	$272.13	$333.1

Our share repurchase table above excludes shares withheld related to net share settlements upon the vesting of RSUs and PSUs to settle employees’ tax withholding obligations of $14.8 million and $11.6 million in the first six months of 2026 and 2025, respectively.

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive income (loss) consisted of the following (in millions):

		Pension and
		Postretirement Benefit	Accumulated Other
	Foreign Currency	Plan Adjustments,	Comprehensive
	Translation	Net of Tax	Loss
Balance as of January 1, 2026	$(92.1)	$4.5	$(87.6)
Change	(10.2)	(1.6)	(11.8)
Balance as of June 30, 2026	$(102.3)	$2.9	$(99.4)

See Note 15 —“Equity” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of accumulated other comprehensive loss and related tax effects.

NOTE 10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except shares in thousands and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income – Reliance	$322.9	$233.7	$587.8	$433.4

Denominator:
Weighted average shares outstanding	51,050	52,610	51,340	52,841
Dilutive effect of stock-based awards(1)	325	313	333	319
Weighted average diluted shares outstanding	51,375	52,923	51,673	53,160

Earnings per share:
Basic	$6.33	$4.44	$11.45	$8.20
Diluted	$6.29	$4.42	$11.38	$8.15
(1)	The computations of diluted earnings per share using the treasury stock method for the first six months of 2026 and 2025 do not include 104 and 100 weighted average shares, respectively, in respect of outstanding RSUs and PSUs, because their inclusion would have been anti-dilutive.

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

The measure of segment profit and loss is net income reported on the accompanying consolidated income statements.

Information about our segment revenue, net income, significant expenses, and other quantitative information is presented below (in millions):

	Metals Service Centers Segment
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$4,630.0	$3,659.8	$8,656.0	$7,144.5
Less:
Cost of sales (exclusive of depreciation and amortization shown below)	3,329.5	2,571.9	6,183.6	5,023.3
Compensation expense	488.6	434.6	941.3	854.7
Other segment items(1)	294.4	265.0	579.5	535.6
Depreciation and amortization expense	69.5	69.7	138.7	138.4
Interest expense	18.2	14.3	33.6	25.8
Income tax provision	106.2	70.1	190.1	132.0
Net income	$323.6	$234.2	$589.2	$434.7

Other Segment Disclosures:
Purchases of property, plant and equipment	$93.4	$87.6	$157.6	$174.5
(1)	Other segment items mainly consist of warehousing and delivery costs, which include among others, third-party freight, gas and oil, utilities & rent, plant supplies, and repairs and maintenance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Company,” “Reliance,” “we,” “our,” and “us” refer to Reliance, Inc. and all its subsidiaries that are consolidated in accordance with U.S. generally accepted accounting principles (“GAAP”), unless otherwise indicated.

This report contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements may include, but are not limited to, discussions of our: industry and end markets; business strategies; acquisitions; expectations concerning our future growth and profitability; ability to generate industry leading returns for our stockholders; future demand and metals pricing; results of operations; margins; profitability; taxes; liquidity; cash flows; capital expenditures; expectations for and impacts from macroeconomic conditions, including inflation, and the possibility of an economic recession or slowdown; anticipated effects from regulations and regulatory changes, including taxation, tariffs and other trade barriers; litigation matters and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “preliminary,” “range,” “intend” and “continue,” the negative of these terms, and similar expressions. All statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date of such statements. We caution readers not to place undue reliance on forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, as well as developments beyond our control, including, but not limited to: changes in domestic and worldwide political and economic conditions; changes in U.S. and foreign trade policies and programs, including tariffs and trade policies and programs specifically affecting metal product markets and pricing; slowing economic growth, inflation, rising unemployment or other macroeconomic factors that could materially impact us, our customers and suppliers; metals pricing; demand for our products and services; the possibility that the expected benefits of government contracts, including the U.S. border wall project, acquisitions and capital expenditures may not materialize as expected; and the impacts of labor constraints and supply chain disruptions. Deteriorations in economic conditions, including as a result of tariffs or trade barriers, economic policies, inflation, economic recession, slowing growth, outbreaks of infectious disease, or geopolitical conflicts such as in Ukraine and Iran, could lead to a decline in demand for our products and services and negatively impact our business, and may also impact financial markets and corporate credit markets which could adversely impact our access to financing, or the terms of any financing. Other factors which could cause actual results to differ materially from our forward-looking statements include those disclosed in this report and in other reports we have filed with the United States Securities and Exchange Commission (the “SEC”). Important risks and uncertainties about our business can be found elsewhere in this Quarterly Report on Form 10-Q and in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC and in other documents Reliance files or furnishes with the SEC. The Company cannot at this time predict all of the impacts of domestic and foreign tariffs and trade policies, inflation, product price fluctuations, economic recession, outbreaks of infectious disease, geopolitical conflicts and related economic effects, but these factors, individually or in any combination, could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

Results of Operations

The following sets forth certain income statement data for the second quarters and first six months of 2026 and 2025 (dollars are shown in millions, except per share amounts, and certain percentages may not calculate due to rounding):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026		2025		2026		2025
		%		%		%		%
Net sales	$4,630.0	100.0%	$3,659.8	100.0%	$8,656.0	100.0%	$7,144.5	100.0%
Cost of sales (exclusive of LIFO and depreciation and amortization shown below)	3,217.0	69.5	2,546.9	69.6	6,033.6	69.7	4,973.3	69.6
LIFO expense	112.5	2.4	25.0	0.7	150.0	1.7	50.0	0.7
Gross profit(1)	1,300.5	28.1	1,087.9	29.7	2,472.4	28.6	2,121.2	29.7
Gross profit – FIFO(1)(2)	1,413.0	30.5	1,112.9	30.4	2,622.4	30.3	2,171.2	30.4
Warehouse, delivery, selling, general and administrative expense (“SG&A”)	789.4	17.0	706.0	19.3	1,524.2	17.6	1,396.2	19.5
Depreciation expense	62.1	1.3	59.3	1.6	123.6	1.4	117.6	1.6
Amortization expense	7.4	0.2	10.4	0.3	15.1	0.2	20.8	0.3
Operating income	441.6	9.5	312.2	8.5	809.5	9.4	586.6	8.2
Interest expense	18.2	0.4	14.3	0.4	33.6	0.4	25.8	0.4
Other income, net	(6.4)	(0.1)	(6.4)	(0.2)	(3.4)	—	(5.9)	(0.1)
Income before income taxes	429.8	9.3	304.3	8.3	779.3	9.0	566.7	7.9
Income tax provision	106.2	2.3	70.1	1.9	190.1	2.2	132.0	1.8
Net income	323.6	7.0	234.2	6.4	589.2	6.8	434.7	6.1
Less: net income – noncontrolling interests	0.7	—	0.5	—	1.4	—	1.3	—
Net income – Reliance	$322.9	7.0%	$233.7	6.4%	$587.8	6.8%	$433.4	6.1%
Diluted earnings per share	$6.29		$4.42		$11.38		$8.15
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

(2)

We use first-in, first-out (“FIFO”) gross profit, FIFO gross profit margin, and other FIFO-based non-GAAP performance measures to assess our ongoing operating performance and provide a basis for comparison with competitors that do not use the last-in, first-out (“LIFO”) inventory accounting method.

Overview

Record tons sold and significant increases in average selling price per ton sold drove net sales to $4.63 billion in the second quarter and $8.66 billion in the first six months of 2026, up 26.5% and 21.2%, respectively, from the prior year periods. For the second quarter of 2026, tons sold increased 10.8% and average selling price per ton sold improved 14.5% year-over-year, reflecting strong underlying demand across most end markets. In the first quarter of 2026, we were awarded a multi-year contract by the U.S. Department of Homeland Security to provide steel and steel logistics support services for the construction of the border wall along the Southwest U.S. border (the U.S. border wall project). Steel deliveries under the contract began in the second quarter of 2026 and contributed 5.2 percentage points to year-over-year tons sold growth in the quarter.

Our second quarter of 2026 year-over-year growth in tons sold exceeded the industry-wide increase of 5.5% reported by the Metals Service Center Institute by over five percentage points, continuing a multi-year trend of outperformance relative to industry shipments. We believe our scale, diversified business model, and customer service capabilities, including delivery and value-added processing, enabled us to gain market share in a complex operating environment.

Carbon steel prices have benefited from tight supply conditions and solid underlying demand. Aluminum prices continue to be at historically elevated levels, largely due to the 50% tariff imposed under Section 232 in June 2025.

Gross profit margin under our LIFO method was 28.1% for the second quarter and 28.6% for the first six months of 2026, compared to 29.7% for the same 2025 periods. Higher carbon steel and aluminum product costs significantly increased our LIFO expense, year-over-year. On a FIFO basis, which excludes the impact of LIFO accounting and is how management evaluates operating performance, gross profit margin improved 10 basis points in the second quarter of 2026 compared to the prior year period despite shipments under the U.S. border wall project reducing gross profit margin by approximately 40 basis points. The contract, however, was accretive to pretax income margin due to our ability to leverage our existing infrastructure, resulting in lower incremental operating costs.

The increases in SG&A expense were primarily due to variable warehousing and delivery costs associated with higher tons sold, increased incentive compensation resulting from higher profitability, inflationary impacts on transportation costs from higher fuel prices and wage and benefit inflation. On a per ton basis, SG&A expense increases were more moderate at 0.9% and 2.3% in the second quarter and first six months of 2026. The U.S. border wall project generated favorable operating leverage due to a below-average SG&A expense per ton profile, contributing approximately 30 basis points to our pretax income margin in the second quarter of 2026.

Driven by higher selling prices, improved operating leverage, and a $0.41 EPS contribution from the U.S. border wall project, earnings per diluted share increased 42.3% for the second quarter of 2026 and 39.6% for the first six months of 2026 compared to 2025.

Operating cash flow in the first six months of 2026 increased $20.1 million to $313.6 million, despite a significant working capital increase related to strong shipment volume and higher metals pricing.

We did not repurchase any shares in the second quarter of 2026. Returns to stockholders in the first six months of 2026 totaled $364.6 million, consisting of $234.2 million of share repurchases and $130.4 million of cash dividends, including a 4.2% increase in our regular quarterly dividend in the first quarter.

Second Quarter and Six Months Ended June 30, 2026 Compared to Second Quarter and Six Months Ended June 30, 2025

(in millions, except tons in thousands and average selling price per ton sold (“ASP”))

Net Sales

	June 30,			Percentage
	2026	2025	Change	Change
Net sales (three months ended)	$4,630.0	$3,659.8	$970.2	26.5%
Net sales (six months ended)	$8,656.0	$7,144.5	$1,511.5	21.2%
Tons sold (three months ended)	1,790.1	1,615.0	175.1	10.8%
Tons sold (six months ended)	3,462.8	3,243.9	218.9	6.7%
Average selling price per ton sold (three months ended)	$2,602	$2,273	$329	14.5%
Average selling price per ton sold (six months ended)	$2,511	$2,208	$303	13.7%

Tons sold and ASP exclude our toll processed tons. Our ASP includes intercompany transactions that are eliminated from our consolidated net sales.

Net sales increased due to record tons sold, including a 5.2 percentage point contribution from the U.S. border wall project, and higher ASP.

The increases in tons sold reflect improved demand across most of our end markets, as well as market share gains despite ongoing trade policy uncertainty. Underlying demand was notably strong across the broader manufacturing sector, primarily due to growth in the industrial machinery, shipbuilding, military, consumer products and construction machinery sectors. Demand in our largest end market by tons sold, non-residential construction, including infrastructure and data centers, also improved year-over-year.

Since we primarily purchase and sell our inventories in the spot market, our ASP generally fluctuates with changes in replacement costs of the various metals we purchase. Product mix can also have an impact on our ASP. Because carbon steel sales represent a majority of our gross sales, changes in carbon steel prices have the most significant impact on our ASP.

Carbon steel prices have benefited from tight supply conditions and solid underlying demand. Aluminum prices continue to be at historically elevated levels, largely due to the 50% tariff imposed under Section 232 in June 2025.

The following presents the mix of our total sales by major product category and year-over-year changes in ASP:

	Three Months Ended		Six Months Ended
	June 30, 2026		June 30, 2026
	Sales by	ASP	Sales by	ASP
	Product	Change	Product	Change
Carbon steel	55%	14.9%	54%	14.3%
Aluminum	17%	31.7%	18%	27.5%
Stainless steel	12%	13.0%	13%	8.6%
Alloy	4%	(5.4)%	4%	1.3%
Copper & brass	3%	19.3%	3%	22.9%

Cost of Sales and Gross Profit

	June 30,
	2026		2025
		% of		% of	Dollar	Percentage
		Sales		Sales	Change	Change
Cost of sales (exclusive of LIFO) (three months ended)	$3,217.0	69.5%	$2,546.9	69.6%	$670.1	26.3%
Cost of sales (exclusive of LIFO) (six months ended)	$6,033.6	69.7%	$4,973.3	69.6%	$1,060.3	21.3%
LIFO expense (three months ended)	$112.5	2.4%	$25.0	0.7%	$87.5
LIFO expense (six months ended)	$150.0	1.7%	$50.0	0.7%	$100.0
Gross profit (three months ended)	$1,300.5	28.1%	$1,087.9	29.7%	$212.6	19.5%
Gross profit (six months ended)	$2,472.4	28.6%	$2,121.2	29.7%	$351.2	16.6%

We record in cost of sales noncash adjustments to our LIFO method inventory valuation reserve that, in effect, reflect cost of sales at current replacement costs. The increases in LIFO expense were due to more significant increases in metal pricing in 2026 compared to 2025. As of June 30, 2026, the inventory balance in our consolidated balance sheet includes a LIFO method inventory valuation reserve of $698.6 million.

Our FIFO gross profit margins, which exclude the impact of LIFO accounting, were generally consistent year-over-year.

See “Overview” and “Net Sales” above for further discussion of our LIFO and FIFO gross profit margins and discussion of trends in both demand and costs of our products, and product pricing.

Expenses

	June 30,
	2026		2025
		% of		% of	Dollar	Percentage
		Sales		Sales	Change	Change
SG&A expense (three months ended)	$789.4	17.0%	$706.0	19.3%	$83.4	11.8%
SG&A expense (six months ended)	$1,524.2	17.6%	$1,396.2	19.5%	$128.0	9.2%

The increases in SG&A expense were primarily due to variable warehousing and delivery costs associated with higher tons sold, increased incentive compensation resulting from higher profitability, inflationary impacts on transportation costs from higher fuel prices and wage and benefit inflation. On a per ton basis, SG&A expense increases were more moderate at 0.9% and 2.3% in the second quarter and first six months of 2026, respectively.

SG&A margin improved as higher ASP enhanced operating leverage. Shipments under the U.S. border wall project also generated favorable operating leverage due to a below-average SG&A expense per ton profile, contributing to increases in our operating income margins.

Operating Income

	June 30,
	2026		2025
		% of		% of	Dollar	Percentage
		Sales		Sales	Change	Change
Operating income (three months ended)	$441.6	9.5%	$312.2	8.5%	$129.4	41.4%
Operating income (six months ended)	$809.5	9.4%	$586.6	8.2%	$222.9	38.0%

Operating income increased as record tons sold and higher ASP more than offset increases in LIFO and SG&A expenses.

Improved operating leverage increased operating margin, including a benefit of approximately 30 basis points and 20 basis points from shipments under the U.S. border wall project in the second quarter and first six months of 2026, respectively.

See “Net Sales” above for discussion of trends in demand, product costs and pricing, and “Expenses” for trends in our operating expenses.

Income Tax Rate

Our effective income tax rates for the second quarters and six months ended June 30, 2026 were 24.7% and 24.4%, respectively, compared to 23.0% and 23.3% for the respective 2025 periods. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes partially offset by the net effects of company-owned life insurance policies.

Financial Condition

As of June 30, 2026, we had $235.4 million in cash and cash equivalents, and our net debt-to-total capital ratio was 16.2%, compared to 14.4% at December 31, 2025, reflecting increased borrowings under our revolving credit facility.

Cash Flows

Net cash provided by operating activities in the first six months of 2026 increased $20.1 million year-over-year to $313.6 million, primarily due to a significant increase in profitability, which was largely offset by higher working capital requirements associated with stronger shipment volumes and higher metals pricing.

Net cash used in investing activities was $146.8 million in the first six months of 2026, a decrease of $12.0 million from $158.8 million in 2025. The decrease was primarily attributable to a $16.9 million reduction in capital expenditures. Capital expenditures in both periods included significant investments in growth initiatives.

Net cash used in financing activities was $146.2 million in the first six months of 2026, a decrease of $75.8 million from $222.0 million in 2025. The decrease primarily resulted from $98.9 million lower share repurchases, partially offset by a $39.0 million decrease in net borrowings under our revolving credit facility. Returns to stockholders also reflected a 4.2% increase in our quarterly dividend rate, effective in the first quarter of 2026. Total dividend payments were $130.4 million in the first six months of 2026, up slightly from the first six months of 2025 due to the offsetting impact of share repurchase activity.

Income taxes paid were $142.7 million in the six months ended June 30, 2026 compared to $71.0 million in 2025. The increase was mainly due to higher estimated tax payments as a result of increased pretax income.

Liquidity and Capital Resources

We believe our primary sources of liquidity, including funds generated from operations, cash and cash equivalents and our $1.5 billion revolving credit facility, will be sufficient to satisfy our cash requirements and stockholder return activities over the next 12 months and for the foreseeable future.

As of June 30, 2026, we had $400.0 million outstanding under our Term Loan that matures prior to the September 10, 2029 maturity of our $1.5 billion unsecured revolving credit facility.

See Note 6—“Debt” to our consolidated financial statements in Item 1 for further information on our Credit Agreement, Term Loan and indentures governing our debt securities.

We believe we will continue to have sufficient liquidity to fund future operating needs and repay debt obligations as they become due. In addition to funds generated from operations and $980.0 million of remaining borrowing capacity under our unsecured revolving credit facility, we expect to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit ratings enhance our ability to effectively raise capital. We expect our sources of liquidity to remain adequate to maintain operations, make necessary capital expenditures, finance strategic growth through acquisitions and internal initiatives, and fund our stockholder return activities.

Covenants

We were in compliance with the financial maintenance covenant under our Credit Agreement and Term Loan as of June 30, 2026.

Dividends

On July 17, 2026, our Board of Directors declared the 2026 third quarter cash dividend of $1.25 per share.

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

As of June 30, 2026, we had $529.3 million of remaining authorization under our $1.5 billion share repurchase program that was most recently amended by our Board of Directors on October 22, 2024. The program does not require the repurchase of any specific number of shares in any prescribed period, does not have a specific expiration date and may be suspended or discontinued at any time.

Decisions regarding the timing and amount of share repurchases are made within the context of our overall capital allocation priorities, including funding operating needs, planned capital expenditures, strategic acquisitions, maintaining financial flexibility and returning capital to stockholders. The execution of repurchases may be affected by market conditions, business performance, liquidity considerations and other factors.

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

During the quarter ended June 30, 2026, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the second quarter of 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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
101*

The following financial information from Reliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity, and (v) related notes to these consolidated financial statements.

104*	Cover page interactive data file formatted as Inline XBRL (included in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANCE, INC.

/s/ Arthur Ajemyan
Arthur Ajemyan
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer
and Principal Accounting Officer)

July 28, 2026