Form 10-Q
period 2026-09-30
RELIANCE, INC.
filed 2026-10-27
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 23, 2026, 50,941,910 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except shares in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$5,213.2	$3,651.2	$13,869.2	$10,795.7

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	3,759.3	2,619.6	9,942.9	7,642.9
Warehouse, delivery, selling, general and administrative	829.7	701.3	2,353.9	2,097.5
Depreciation and amortization	70.1	70.5	208.8	208.9
Impairment	2.0	–	2.0	–
	4,661.1	3,391.4	12,507.6	9,949.3

Operating income	552.1	259.8	1,361.6	846.4

Other (income) expense:
Interest expense	18.4	14.4	52.0	40.2
Other expense (income), net	1.8	(2.3)	(1.6)	(8.2)
Income before income taxes	531.9	247.7	1,311.2	814.4
Income tax provision	128.5	57.7	318.6	189.7
Net income	403.4	190.0	992.6	624.7
Less: net income – noncontrolling interests	0.5	0.5	1.9	1.8
Net income – Reliance	$402.9	$189.5	$990.7	$622.9

Earnings per share:
Basic	$7.90	$3.61	$19.34	$11.82
Diluted	$7.84	$3.59	$19.21	$11.74

Weighted average shares outstanding:
Basic	51,019	52,482	51,232	52,720
Diluted	51,388	52,817	51,577	53,044

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$403.4	$190.0	$992.6	$624.7
Other comprehensive income (loss):
Foreign currency translation	10.7	(7.8)	0.5	23.2
Pension and postretirement benefit plan adjustments, net of tax	(0.8)	(1.0)	(2.4)	(3.0)
Total other comprehensive income (loss)	9.9	(8.8)	(1.9)	20.2
Comprehensive income	413.3	181.2	990.7	644.9
Less: comprehensive income – noncontrolling interests	0.5	0.5	1.9	1.8
Comprehensive income – Reliance	$412.8	$180.7	$988.8	$643.1

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except shares in thousands and par value)

	September 30,	December 31,
	2026	2025*
Assets
Current assets:
Cash and cash equivalents	$246.0	$216.6
Accounts receivable, less allowance for credit losses of $23.4 and $22.1	2,477.2	1,539.9
Inventories	2,482.5	2,187.8
Prepaid expenses and other current assets	169.7	165.6
Income taxes receivable	4.8	31.2
Total current assets	5,380.2	4,141.1
Property, plant and equipment, net	2,671.1	2,633.3
Operating lease right-of-use assets	321.3	315.2
Goodwill	2,173.8	2,169.9
Intangible assets, net	935.7	960.1
Cash surrender value of life insurance policies, net	30.2	48.0
Other long-term assets	102.8	105.7
Total assets	$11,615.1	$10,373.3

Liabilities and Equity
Current liabilities:
Accounts payable	$649.4	$375.2
Accrued expenses	190.0	150.0
Accrued compensation and retirement benefits	257.2	198.1
Accrued insurance costs	62.5	56.4
Current maturities of long-term debt	–	0.7
Current maturities of operating lease liabilities	67.9	67.7
Income taxes payable	80.1	–
Total current liabilities	1,307.1	848.1
Long-term debt	1,639.3	1,420.2
Operating lease liabilities	259.0	250.9
Long-term retirement benefits	27.1	24.9
Other long-term liabilities	75.1	74.1
Deferred income taxes	574.1	575.6
Total liabilities	3,881.7	3,193.8
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; none issued or outstanding	–	–
Common stock and additional paid-in capital, $0.001 par value and 200,000 shares authorized
Issued and outstanding shares—50,942 and 51,735	0.1	0.1
Retained earnings	7,813.1	7,257.6
Accumulated other comprehensive loss	(89.5)	(87.6)
Total Reliance stockholders’ equity	7,723.7	7,170.1
Noncontrolling interests	9.7	9.4
Total equity	7,733.4	7,179.5
Total liabilities and equity	$11,615.1	$10,373.3

* Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities:
Net income	$992.6	$624.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208.8	208.9
Impairment	2.0	–
Stock-based compensation	55.6	43.2
Other	8.6	(9.1)
Changes in operating assets and liabilities:
Accounts receivable	(938.6)	(331.0)
Inventories	(293.3)	(275.4)
Prepaid expenses and other assets	80.6	154.4
Accounts payable and other liabilities	409.3	139.6
Net cash provided by operating activities	525.6	555.3

Investing activities:
Acquisitions	–	(2.8)
Purchases of property, plant and equipment	(236.6)	(255.7)
Proceeds from sales of property, plant and equipment	16.2	13.8
Other	4.5	12.0
Net cash used in investing activities	(215.9)	(232.7)

Financing activities:
Proceeds from long-term debt borrowings	2,248.0	2,062.0
Principal payments on long-term debt	(2,030.7)	(1,824.0)
Cash dividends and dividend equivalents	(194.2)	(191.2)
Share repurchases	(278.9)	(394.0)
Taxes paid on net-settled restricted stock units	(15.3)	(11.8)
Excise tax on repurchase of common shares	(5.4)	(10.0)
Other	(4.2)	(18.2)
Net cash used in financing activities	(280.7)	(387.2)
Effect of exchange rate changes on cash and cash equivalents	0.4	7.7
Increase (decrease) in cash and cash equivalents	29.4	(56.9)
Cash and cash equivalents, beginning balance	216.6	318.1
Cash and cash equivalents, ending balance	$246.0	$261.2

Supplemental cash flow information:
Interest paid	$49.2	$37.8
Income taxes paid, net	$213.6	$115.7

See accompanying notes to unaudited consolidated financial statements.

RELIANCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Common stock and additional paid-in capital:
Beginning balance	$23.4	$0.1	$0.1	$0.1
Stock-based compensation	18.9	15.1	55.6	43.2
Taxes paid on net-settled restricted stock units	(0.4)	(0.1)	(12.7)	(0.1)
Share repurchases	(41.8)	(15.0)	(43.0)	(43.1)
Noncontrolling interest purchased	–	–	0.1	–
Ending balance	0.1	0.1	0.1	0.1

Retained earnings:
Beginning balance	7,477.5	7,320.2	7,257.6	7,334.7
Net income – Reliance	402.9	189.5	990.7	622.9
Cash dividends	(63.8)	(62.9)	(192.3)	(189.7)
Dividend equivalents paid on vested restricted stock units	–	–	(1.9)	(1.5)
Taxes paid on net-settled restricted stock units	(0.1)	(0.1)	(2.6)	(11.7)
Share repurchases	(2.9)	(45.9)	(235.9)	(350.9)
Excise tax on repurchase of common shares	(0.5)	(0.6)	(2.5)	(3.6)
Ending balance	7,813.1	7,400.2	7,813.1	7,400.2

Accumulated other comprehensive loss:
Beginning balance	(99.4)	(86.2)	(87.6)	(115.2)
Other comprehensive income (loss)	9.9	(8.8)	(1.9)	20.2
Ending balance	(89.5)	(95.0)	(89.5)	(95.0)

Total Reliance stockholders’ equity	7,723.7	7,305.3	7,723.7	7,305.3

Noncontrolling interests:
Beginning balance	9.7	10.0	9.4	11.0
Comprehensive income	0.5	0.5	1.9	1.8
Noncontrolling interest purchased	–	–	(0.9)	–
Dividends paid	(0.5)	–	(0.7)	(2.3)
Ending balance	9.7	10.5	9.7	10.5

Total equity	$7,733.4	$7,315.8	$7,733.4	$7,315.8

Cash dividends declared per common share	$1.25	$1.20	$3.75	$3.60

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

NOTE 2. REVENUES

The following table presents our net sales disaggregated by product and service (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Carbon steel	$3,119.3	$2,032.5	$7,958.8	$5,980.9
Aluminum	861.7	621.5	2,454.2	1,847.0
Stainless steel	634.9	489.9	1,769.1	1,482.3
Alloy	186.8	159.6	553.6	485.5
Toll processing and logistics	190.4	167.1	545.8	491.6
Copper and brass	129.1	102.6	354.7	283.2
Miscellaneous and eliminations	91.0	78.0	233.0	225.2
Total	$5,213.2	$3,651.2	$13,869.2	$10,795.7

NOTE 3. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following (in millions):

	September 30,	December 31,
	2026	2025
Land	$314.7	$299.5
Buildings	1,882.3	1,797.6
Machinery and equipment	2,894.7	2,836.2
Construction in progress	230.0	243.4
Property, plant and equipment, gross	5,321.7	5,176.7
Less: accumulated depreciation	(2,650.6)	(2,543.4)
Property, plant and equipment, net	$2,671.1	$2,633.3

As of September 30, 2026 and December 31, 2025, noncash investing activities included $6.2 million and $7.5 million of capital expenditures, respectively, reflected in accounts payable and accrued expenses.

NOTE 4. GOODWILL

The change in the carrying amount of goodwill was as follows (in millions):

Balance as of January 1, 2026	$2,169.9
Other	6.9
Foreign currency translation	(3.0)
Balance as of September 30, 2026	$2,173.8

We had no accumulated impairment losses related to goodwill as of September 30, 2026 and December 31, 2025.

During the first quarter of 2026, in connection with an operational realignment, the Company changed its reporting units and reallocated goodwill among the reporting units using a relative fair value approach. The reallocation did not affect the consolidated carrying amount of goodwill, and the related impairment assessment indicated that goodwill was not impaired. There was no change to the Company’s reportable segments.

NOTE 5. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following (in millions):

		September 30,		December 31,
		2026		2025
		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Life (Years)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer lists/relationships	13.9	$754.0	$(616.4)	$754.8	$(596.6)
Backlog of orders	7.9	21.3	(13.0)	22.1	(11.4)
Other	8.8	11.3	(10.0)	10.2	(9.8)
		786.6	(639.4)	787.1	(617.8)
Intangible assets not subject to amortization:
Trade names		788.5	–	790.8	–
		$1,575.1	$(639.4)	$1,577.9	$(617.8)

In the third quarter of 2026, we recorded a $2.0 million impairment charge related to a trade name in connection with restructuring activities.

Changes in the carrying amount of intangible assets, net were as follows (in millions):

Balance as of January 1, 2026	$960.1
Other	1.1
Amortization expense	(22.5)
Impairment	(2.0)
Foreign currency translation	(1.0)
Balance as of September 30, 2026	$935.7

The following is a summary of estimated future amortization expense (in millions):

2026 – remaining	$7.3
2027	29.1
2028	27.6
2029	25.5
2030	20.7
Thereafter	37.0
$147.2

NOTE 6. DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Unsecured revolving credit facility maturing September 10, 2029	$495.0	$277.0
Unsecured term loan maturing August 14, 2028	400.0	400.0
Senior unsecured notes, interest payable semi-annually at 2.15%, effective rate of 2.27%, maturing August 15, 2030	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 6.85%, effective rate of 6.91%, maturing November 15, 2036	250.0	250.0
Other notes	–	0.7
Total	1,645.0	1,427.7
Less: unamortized discount and debt issuance costs	(5.7)	(6.8)
Less: amounts due within one year	–	(0.7)
Total long-term debt	$1,639.3	$1,420.2

The weighted average effective interest rates on the Company’s outstanding borrowings as of September 30, 2026 and December 31, 2025, were 4.30% and 4.24%, respectively.

Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured five-year revolving credit facility (“Credit Agreement”). As of September 30, 2026, borrowings under the Credit Agreement bear interest at variable rates based on the Secured Overnight Financing Rate (“SOFR”) plus 1.00% or the bank prime rate, and we pay a commitment fee of 0.10% on the unused portion of the facility. The applicable margin over SOFR and commitment fee under the Credit Agreement are subject to quarterly adjustment based on our total net leverage ratio (as defined in the Credit Agreement).

Weighted average interest rates on borrowings outstanding under the revolving credit facility were 4.89% and 5.29% as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, no letters of credit were outstanding compared to $0.7 million outstanding as of December 31, 2025.

Unsecured Term Loan

As of September 30, 2026, the $400 million outstanding under the Company’s unsecured term loan (the “Term Loan”) bore interest at SOFR plus 0.75%. The applicable margin over SOFR under the Term Loan is subject to quarterly adjustment based on our total net leverage ratio, which is defined similarly under our Credit Agreement.

The interest rate on the outstanding balance of the Term Loan was 4.65% and 4.49% as of September 30, 2026 and December 31, 2025, respectively.

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

Letters of Credit/Letters of Guarantee Facility

We have a $50.0 million standby letters of credit/letters of guarantee agreement with one of the lenders under our Credit Agreement. We had $31.4 million and $31.7 million outstanding under this facility as of September 30, 2026 and December 31, 2025, respectively.

Covenants

The Credit Agreement, Term Loan and indentures governing our debt securities include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement and Term Loan include, among other things, a financial maintenance covenant that requires us to comply with a maximum total net leverage ratio. We were in compliance with the financial maintenance covenant under our Credit Agreement and Term Loan as of September 30, 2026.

NOTE 7. LEASES

Supplemental cash flow information is presented below (in millions):

	Nine Months Ended
	September 30,
	2026	2025
Cash payments for operating leases	$87.3	$84.5
Right-of-use assets obtained in exchange for operating lease obligations	$61.0	$81.5

NOTE 8. INCOME TAXES

Our effective income tax rates for the third quarter and nine months ended September 30, 2026 were 24.2% and 24.3%, respectively, compared to 23.3% for the same 2025 periods. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes partially offset by the net effects of company-owned life insurance policies.

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

The following summarizes the activity of our unvested RSUs and PSUs (in thousands, except per unit amounts):

		Weighted
		Average
		Grant Date
	RSU and PSU	Fair Value
	Aggregate Units	Per Unit
Unvested as of January 1, 2026	312	$294.81
Granted(1)	141	$340.94
Vested	(3)	$294.90
Cancelled or forfeited	(15)	$301.92
Unvested as of September 30, 2026	435	$309.52
Shares reserved for future issuance (all plans)	1,098
(1)	Primarily comprised of 79 RSUs and 61 PSUs granted in February 2026, with an additional de minimis grant in August 2026. The RSUs cliff vest on December 1, 2028 and the PSUs vest upon the achievement of return on assets performance above a threshold over a 3-year performance period ending December 31, 2028.

As of September 30, 2026, there was $86.2 million of total unrecognized compensation cost related to unvested RSUs and PSUs that is expected to be recognized, net of actual forfeitures and cancellations, over a weighted average period of 1.8 years.

Common Stock

We have paid regular quarterly cash dividends on our common stock for 67 consecutive years without a suspension or reduction. Our Board of Directors increased the quarterly dividend from $1.20 to $1.25 per share in February 2026.

On October 20, 2026, our Board of Directors declared the 2026 fourth quarter cash dividend of $1.25 per share of common stock, payable on December 4, 2026 to stockholders of record as of November 20, 2026.

Share Repurchases

On October 20, 2026, our Board of Directors amended our share repurchase program, increasing the repurchase authorization to $2.5 billion with no expiration date.

Our share repurchase activity consisted of the following (in millions, except shares in thousands and per share amounts):

	2026			2025
		Average Price			Average Price
	Shares	Per Share	Amount	Shares	Per Share	Amount
First quarter	782	$299.42	$234.2	923	$274.41	$253.2
Second quarter	–	–	–	301	265.17	79.9
Third quarter	113	394.95	44.7	212	287.71	60.9
	895	$311.49	$278.9	1,436	$274.43	$394.0

Our share repurchase table above excludes shares withheld related to net share settlements upon the vesting of RSUs and PSUs to settle employees’ tax withholding obligations of $15.3 million and $11.8 million in the nine months ended September 30, 2026 and 2025, respectively.

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive income (loss) consisted of the following (in millions):

		Pension and
		Postretirement Benefit	Accumulated Other
	Foreign Currency	Plan Adjustments,	Comprehensive
	Translation	Net of Tax	Loss
Balance as of January 1, 2026	$(92.1)	$4.5	$(87.6)
Change	0.5	(2.4)	(1.9)
Balance as of September 30, 2026	$(91.6)	$2.1	$(89.5)

See Note 15 —“Equity” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of accumulated other comprehensive loss and related tax effects.

NOTE 10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except shares in thousands and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income – Reliance	$402.9	$189.5	$990.7	$622.9

Denominator:
Weighted average shares outstanding	51,019	52,482	51,232	52,720
Dilutive effect of stock-based awards(1)	369	335	345	324
Weighted average diluted shares outstanding	51,388	52,817	51,577	53,044

Earnings per share:
Basic	$7.90	$3.61	$19.34	$11.82
Diluted	$7.84	$3.59	$19.21	$11.74
(1)	The computations of diluted earnings per share using the treasury stock method for the nine months ended September 30, 2026 and 2025 do not include 70 and 68 weighted average shares, respectively, in respect of outstanding RSUs and PSUs, because their inclusion would have been anti-dilutive.

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

NOTE 12. SEGMENT INFORMATION

Reliance derives revenue primarily in the United States from its metals service center businesses. Following an operational realignment completed in the first quarter of 2026, the Company manages its business through operating segments that have been aggregated into a single reportable segment—metals service centers—based on similar economic characteristics. The operational realignment did not result in a change to the Company’s reportable segments and, accordingly, previously reported segment information has not been recast.

The measure of segment assets is reported on the accompanying consolidated balance sheet as total assets.

The measure of segment profit and loss is net income reported on the accompanying consolidated statements of income.

Information about our segment revenue, net income, significant expenses, and other quantitative information is presented below (in millions):

	Metals Service Centers Segment
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$5,213.2	$3,651.2	$13,869.2	$10,795.7
Less:
Cost of sales (exclusive of depreciation and amortization shown below)	3,759.3	2,619.6	9,942.9	7,642.9
Compensation expense	496.3	427.2	1,437.6	1,281.9
Other segment items(1)	335.2	271.8	914.7	807.4
Depreciation and amortization expense	70.1	70.5	208.8	208.9
Impairment	2.0	–	2.0	–
Interest expense	18.4	14.4	52.0	40.2
Income tax provision	128.5	57.7	318.6	189.7
Net income	$403.4	$190.0	$992.6	$624.7

Other Segment Disclosures:
Purchases of property, plant and equipment	$79.0	$81.2	$236.6	$255.7
(1)	Other segment items mainly consist of warehousing and delivery costs, including third-party freight, gas and oil, utilities and rent, plant supplies, and repairs and maintenance, as well as administrative costs, including insurance, real estate and personal property taxes, professional services, and information technology costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Company,” “Reliance,” “we,” “our,” and “us” refer to Reliance, Inc. and all its subsidiaries that are consolidated in accordance with U.S. generally accepted accounting principles (“GAAP”), unless otherwise indicated.

This report contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements may include, but are not limited to, discussions of our: industry and end markets; business strategies; acquisitions; expectations concerning our future growth and profitability; ability to generate industry-leading returns for our stockholders; future demand and metals pricing; results of operations; margins; profitability; taxes; liquidity; cash flows; capital expenditures; expectations for and impacts from macroeconomic conditions, including inflation, and the possibility of an economic recession or slowdown; anticipated effects from regulations and regulatory changes, including taxation, tariffs and other trade barriers; litigation matters and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “preliminary,” “range,” “intend” and “continue,” the negative of these terms, and similar expressions. All statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date of such statements. We caution readers not to place undue reliance on forward-looking statements.

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

Results of Operations

The following sets forth certain income statement data for the third quarter and nine months ended September 30, 2026 and 2025, respectively (dollars are shown in millions, except per share amounts, and certain percentages may not calculate due to rounding):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2026		2025		2026		2025
		%		%		%		%
Net sales	$5,213.2	100.0%	$3,651.2	100.0%	$13,869.2	100.0%	$10,795.7	100.0%
Cost of sales (exclusive of LIFO and depreciation and amortization shown below)	3,571.8	68.5	2,594.6	71.1	9,605.4	69.3	7,567.9	70.1
LIFO expense	187.5	3.6	25.0	0.6	337.5	2.4	75.0	0.7
Gross profit(1)	1,453.9	27.9	1,031.6	28.3	3,926.3	28.3	3,152.8	29.2
Gross profit – FIFO(1)(2)	1,641.4	31.5	1,056.6	28.9	4,263.8	30.7	3,227.8	29.9
Warehouse, delivery, selling, general and administrative expense (“SG&A”)	829.7	15.9	701.3	19.2	2,353.9	17.0	2,097.5	19.4
Depreciation expense	62.7	1.2	60.2	1.6	186.3	1.3	177.8	1.6
Amortization expense	7.4	0.1	10.3	0.3	22.5	0.2	31.1	0.3
Impairment	2.0	–	–	–	2.0	–	–	–
Operating income	552.1	10.6	259.8	7.1	1,361.6	9.8	846.4	7.8
Interest expense	18.4	0.4	14.4	0.4	52.0	0.4	40.2	0.4
Other expense (income), net	1.8	–	(2.3)	(0.1)	(1.6)	–	(8.2)	(0.1)
Income before income taxes	531.9	10.2	247.7	6.8	1,311.2	9.5	814.4	7.5
Income tax provision	128.5	2.5	57.7	1.6	318.6	2.3	189.7	1.8
Net income	403.4	7.7	190.0	5.2	992.6	7.2	624.7	5.8
Less: net income – noncontrolling interests	0.5	–	0.5	–	1.9	–	1.8	–
Net income – Reliance	$402.9	7.7%	$189.5	5.2%	$990.7	7.1%	$622.9	5.8%
Diluted earnings per share	$7.84		$3.59		$19.21		$11.74
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

Overview

Record tons sold and higher average selling prices drove record net sales of $5.21 billion in the third quarter and $13.87 billion for the nine months ended September 30, 2026, up 43% and 28%, respectively, year-over-year. For the third quarter of 2026, tons sold increased 16% and average selling price per ton sold increased 24% year-over-year, reflecting strong underlying demand across most end markets.

In the first quarter of 2026, we were awarded a multi-year contract by the U.S. Department of Homeland Security to provide steel and steel logistics support services for the construction of the border wall along the Southwest U.S. border (the “U.S. border wall project”). Deliveries under the contract began in the second quarter of 2026 and contributed 9.4 percentage points and 4.9 percentage points to year-over-year tons sold growth in the third quarter and nine months ended September 30, 2026, respectively.

Continuing a multi-year trend of market share gains, our third quarter of 2026 year-over-year growth in tons sold exceeded the industry shipment increase of approximately 10% reported by the Metals Service Center Institute by more than five percentage points. We believe our scale, diversified business model, and customer service capabilities, including delivery and value-added processing, supported these market share gains.

Carbon steel prices have benefited from tight supply conditions, solid underlying demand and supportive trade policy, including the 50% Section 232 tariff. Aluminum prices also remain at historically elevated levels, supported in part by the 50% Section 232 tariff implemented in June 2025.

Gross profit of $1.45 billion in the third quarter of 2026 was the second-highest quarterly gross profit in our history. Gross profit margin under our LIFO method was 27.9% for the third quarter and 28.3% for the nine months ended September 30, 2026, compared to 28.3% and 29.2% for the same 2025 periods. Higher carbon steel and aluminum product costs significantly increased our LIFO expense year-over-year. On a FIFO basis, which excludes the impact of LIFO accounting and is how management evaluates operating performance, gross profit margin improved 260 basis points and 80 basis points in the third quarter and nine months ended September 30, 2026, respectively, compared to the same 2025 periods, due to higher gross profit margins on carbon steel products. Shipments of carbon steel plate and tubing under the U.S. border wall project reduced FIFO gross profit margin by 60 basis points and 40 basis points in the third quarter and nine months ended September 30, 2026, respectively. Despite its dilutive impact on gross profit margin, the U.S. border wall project was accretive to pretax income margin due to our ability to leverage existing infrastructure and incur lower incremental operating costs.

The increases in SG&A expense were primarily due to variable warehousing and delivery costs associated with higher tons sold, increased incentive compensation resulting from higher profitability, higher transportation costs from elevated fuel prices, and wage and benefit inflation. On a per ton basis, SG&A expense increased moderately by 2.4% and 2.3% in the third quarter and nine months ended September 30, 2026, respectively. The U.S. border wall project generated favorable operating leverage due to its below-average SG&A expense per ton, contributing 40 basis points and 30 basis points to our pretax income margin in the third quarter of 2026 and nine months ended September 30, 2026, respectively.

Driven by higher selling prices, improved operating leverage, and U.S. border wall project EPS contributions of $0.74 and $1.14 in the third quarter and nine months ended September 30, 2026, respectively, earnings per diluted share increased to $7.84 (the third-highest quarterly EPS in our history) and $19.21, respectively, up 118% and 64% compared to the same 2025 periods.

Operating cash flow in the nine months ended September 30, 2026 decreased $29.7 million to $525.6 million, as a significant working capital increase related to strong shipment volume and higher metals pricing more than offset higher profitability.

Returns to stockholders in the nine months ended September 30, 2026 totaled $473 million, consisting of $279 million of share repurchases and $194 million of cash dividends, including a 4.2% increase in our regular quarterly dividend in the first quarter.

Third Quarter and Nine Months Ended September 30, 2026 Compared to 2025

(in millions, except tons in thousands and average selling price per ton sold (“ASP”))

Net Sales

	September 30,			Percentage
	2026	2025	Change	Change
Net sales (three months ended)	$5,213.2	$3,651.2	$1,562.0	42.8%
Net sales (nine months ended)	$13,869.2	$10,795.7	$3,073.5	28.5%
Tons sold (three months ended)	1,867.2	1,615.5	251.7	15.6%
Tons sold (nine months ended)	5,330.0	4,859.4	470.6	9.7%
Average selling price per ton sold (three months ended)	$2,815	$2,271	$544	24.0%
Average selling price per ton sold (nine months ended)	$2,618	$2,229	$389	17.5%

Tons sold and ASP exclude our toll processed tons. ASP is based on total sales, including intercompany transactions that are eliminated from our consolidated net sales.

Net sales increased to record levels due to record tons sold, with the U.S. border wall project contributing 9.4 percentage points and 4.9 percentage points to the increase in tons sold in the third quarter and nine months ended September 30, 2026, respectively, and higher ASP.

The increases in tons sold reflect improved demand across most of our end markets and market share gains. Demand in our largest end market by tons sold, non-residential construction, including buildings, energy and public infrastructure projects, and data centers, improved year-over-year. Demand was also notably strong across the broader manufacturing sector, supported by strength in industrial machinery, shipbuilding, military, and construction machinery sectors.

Our ASP generally fluctuates with changes in replacement costs of the various metals we purchase since we primarily purchase and sell our inventories in the spot market. Product mix can also have an impact on our ASP. Because carbon steel sales represent a majority of our total sales, changes in carbon steel prices have the most significant impact on our ASP.

Both carbon steel and aluminum prices have benefited from the current trade environment.

The following presents the mix of our total sales by major product category and year-over-year changes in ASP:

	Three Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2026
	Sales by	ASP	Sales by	ASP
	Product	Change	Product	Change
Carbon steel	58%	29.5%	56%	20.0%
Aluminum	16%	30.4%	17%	28.6%
Stainless steel	12%	20.6%	12%	12.6%
Alloy	3%	15.0%	4%	5.5%
Copper and brass	2%	20.2%	2%	22.0%

Cost of Sales and Gross Profit

	September 30,
	2026		2025
		% of		% of	Dollar	Percentage
		Sales		Sales	Change	Change
Cost of sales (exclusive of LIFO) (three months ended)	$3,571.8	68.5%	$2,594.6	71.1%	$977.2	37.7%
Cost of sales (exclusive of LIFO) (nine months ended)	$9,605.4	69.3%	$7,567.9	70.1%	$2,037.5	26.9%
LIFO expense (three months ended)	$187.5	3.6%	$25.0	0.6%	$162.5
LIFO expense (nine months ended)	$337.5	2.4%	$75.0	0.7%	$262.5
Gross profit (three months ended)	$1,453.9	27.9%	$1,031.6	28.3%	$422.3	40.9%
Gross profit (nine months ended)	$3,926.3	28.3%	$3,152.8	29.2%	$773.5	24.5%

We record, in cost of sales, noncash adjustments to our LIFO method inventory valuation reserve that reflect cost of sales at current replacement costs. The increases in LIFO expense were due to more significant increases in metal pricing in 2026 compared to 2025. As of September 30, 2026, the inventory balance in our consolidated balance sheet includes a LIFO method inventory valuation reserve of $886.1 million.

Our FIFO gross profit margins, which exclude the impact of LIFO accounting, improved 260 basis points and 80 basis points in the third quarter and nine months ended September 30, 2026, respectively, compared to the same prior-year periods, primarily due to higher gross profit margins on carbon steel products.

See “Overview” and “Net Sales” above for further discussion of our LIFO and FIFO gross profit margins and discussion of trends in both demand and costs of our products, and product pricing.

Expenses

	September 30,
	2026		2025
		% of		% of	Dollar	Percentage
		Sales		Sales	Change	Change
SG&A expense (three months ended)	$829.7	15.9%	$701.3	19.2%	$128.4	18.3%
SG&A expense (nine months ended)	$2,353.9	17.0%	$2,097.5	19.4%	$256.4	12.2%

The increases in SG&A expense were primarily due to variable warehousing and delivery costs associated with higher tons sold, increased incentive compensation resulting from higher profitability, higher transportation costs from elevated fuel prices, and wage and benefit inflation. On a per ton basis, SG&A expense increased moderately by 2.4% and 2.3% in the third quarter and nine months ended September 30, 2026, respectively.

SG&A margins improved as higher ASP and tons sold enhanced operating leverage. Below-average SG&A expense per ton on shipments under the U.S. border wall project further contributed to the improvement in our SG&A margins.

Operating Income

	September 30,
	2026		2025
		% of		% of	Dollar	Percentage
		Sales		Sales	Change	Change
Operating income (three months ended)	$552.1	10.6%	$259.8	7.1%	$292.3	112.5%
Operating income (nine months ended)	$1,361.6	9.8%	$846.4	7.8%	$515.2	60.9%

Operating income increased as record tons sold and higher ASP more than offset increases in LIFO and SG&A expenses.

Improved operating leverage increased operating margin, including a benefit of 40 basis points and 20 basis points from shipments under the U.S. border wall project in the third quarter and nine months ended September 30, 2026, respectively.

See “Net Sales” above for discussion of trends in demand, product costs and pricing, and “Expenses” for trends in our operating expenses.

Income Tax Rate

Our effective income tax rates for the third quarter and nine months ended September 30, 2026 were 24.2% and 24.3%, respectively, compared to 23.3% for the same 2025 periods. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes partially offset by the net effects of company-owned life insurance policies.

Financial Condition

As of September 30, 2026, we had $246.0 million in cash and cash equivalents, and our net debt-to-total capital ratio was 15.3%, compared to 14.4% at December 31, 2025, reflecting increased borrowings under our revolving credit facility.

Cash Flows

Net cash provided by operating activities in the nine months ended September 30, 2026 decreased $29.7 million year-over-year to $525.6 million, primarily due to higher working capital requirements associated with stronger shipment volumes and higher metals pricing, which more than offset a significant increase in profitability.

Net cash used in investing activities was $215.9 million in the nine months ended September 30, 2026, a decrease of $16.8 million from $232.7 million in 2025. The decrease was primarily attributable to a $19.1 million reduction in capital expenditures. Capital expenditures in both periods included significant investments in growth initiatives.

Net cash used in financing activities was $280.7 million in the nine months ended September 30, 2026, a decrease of $106.5 million from $387.2 million in 2025. The decrease primarily resulted from $115.1 million lower share repurchases, partially offset by a $20.0 million decrease in net borrowings under our revolving credit facility. Despite a 4.2% increase in our quarterly dividend rate, effective in the first quarter of 2026, total dividend payments were $194.2 million in the nine months ended September 30, 2026, only slightly higher year-over-year due to the offsetting impact of share repurchase activity.

Income taxes paid were $213.6 million in the nine months ended September 30, 2026 compared to $115.7 million in 2025. The increase was mainly due to higher estimated tax payments as a result of increased pretax income.

Liquidity and Capital Resources

We believe our primary sources of liquidity, including funds generated from operations, cash and cash equivalents and our $1.5 billion unsecured revolving credit facility, will be sufficient to satisfy our cash requirements and stockholder return activities over the next 12 months and for the foreseeable future.

As of September 30, 2026, we had $400.0 million outstanding under our Term Loan, which matures prior to the September 10, 2029 maturity of our revolving credit facility.

See Note 6—“Debt” to our consolidated financial statements in Item 1 for further information on our Credit Agreement, Term Loan and indentures governing our debt securities.

We believe we will continue to have sufficient liquidity to fund future operating needs and repay debt obligations as they become due. In addition to funds generated from operations and $1.01 billion of remaining borrowing capacity under our revolving credit facility, we expect to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit ratings enhance our ability to effectively raise capital. We expect our sources of liquidity to remain adequate to maintain operations, make necessary capital expenditures, finance strategic growth through acquisitions and internal initiatives, and fund our stockholder return activities.

Covenants

We were in compliance with the financial maintenance covenant under our Credit Agreement and Term Loan as of September 30, 2026.

Dividends

On October 20, 2026, our Board of Directors declared the 2026 fourth quarter cash dividend of $1.25 per share.

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

On October 20, 2026, the Board of Directors amended our share repurchase program, increasing the repurchase authorization to $2.5 billion. The program does not require the repurchase of any specific number of shares in any prescribed period, does not have a specific expiration date and may be suspended or discontinued at any time.

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

During the first quarter of 2026, in connection with an operational realignment, the Company changed its reporting units. There was no change to the Company’s reportable segments.

In the third quarter of 2026, we recorded a $2.0 million impairment charge related to a trade name in connection with restructuring activities.

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

During the quarter ended September 30, 2026, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Website Disclosure

The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at reliance.com and our investor relations website, investor.reliance.com. At our investor relations website, we make available, free of charge, a variety of information for investors, including access to our financial reports after we file or furnish them with the SEC. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address through our investor relations website. The information found on these websites is not incorporated into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to website URLs are intended to be inactive textual references only.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation was performed on the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to and as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our management, including the CEO and the CFO, concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were effective to ensure information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that it is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained under the captions “Legal Matters” and “Environmental Contingencies” in Note 11—“Commitments and Contingencies” of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our share repurchase activity for the third quarter of 2026 was as follows:

			Total Number of	Maximum Dollar
	Total Number	Average Price	Shares Purchased	Value That May
	of Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan(1)
	(in thousands)		(in thousands)	(in millions)
July 1 – July 31, 2026	–	$–	–	$529.3
August 1 – August 31, 2026	–	$–	–	$529.3
September 1 – September 30, 2026	113	$394.95	113	$484.7
Total	113		113
(1)	All repurchases were made under our $1.5 billion share repurchase program authorized by our Board of Directors on October 22, 2024. On October 20, 2026, the Board of Directors amended the program to increase the repurchase authorization to $2.5 billion. The share repurchase program does not require the repurchase of any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Under the share repurchase plan, shares may be repurchased through a variety of methods including, but not limited to, open market purchases, accelerated share repurchases, negotiated block purchases and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the third quarter of 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following financial information from Reliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) related notes to these consolidated financial statements.

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

October 27, 2026